Form 10-K405
period 1995-12-31
UNITED NATIONAL BANCORP
filed 1996-03-29
CIK 831959

                 SECURITY AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from          to

                 Commission file number 000-16931

                    -------------------------
                     UNITED NATIONAL BANCORP
      (Exact name of Registrant as specified in its Charter)

         New Jersey                                      22-2894827
-------------------------------                    ---------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     1130 Route 22 East
  Bridgewater, New Jersey                                  08807
-------------------------------                     ---------------------
(Address of principal executive offices)                 (ZIP CODE)

(Registrant's telephone number, including area code) (908) 429-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $2.50 par value              NASDAQ National Market System
-------------------------------           -----------------------------
   (Title of each class)                  (Name of each exchange on which
                                                    registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of January 31, 1996, amounted to $107,303,448.

The number of shares of Registrant's Common Stock, $2.50 par value, outstanding as of March 15, 1996 was 3,633,794.

               Documents Incorporated by Reference

                                                  Part(s) Into
          Documents                            Which Incorporated
         ----------                            ------------------

United's Annual Report to Shareholders
for the year ended December 31, 1995
("United's 1995 Annual Report"),
pages 13 through 59, except for the
table headed "Dividend Payments, 10
Year Schedule" on page 59.                      Part I, Part II

United's Proxy Statement to be used in
connection with the Annual Meeting of
Shareholders which is anticipated to be
held on April 16, 1996 ("United's Proxy
Statement for its 1996 Annual Meeting")
under the captions "Election of Directors",
"Stock Ownership of Management and Principal
Shareholder", "Corporation Executive
Compensation", and "Compensation Committee
Interlock and Insider Participation".           Part III

With the exception of information specifically incorporated by reference, United's 1995 Annual Report and United's Proxy Statement for its 1996 Annual Meeting are not deemed to be part of this report.

PART I

Item 1 - Business

(a)  GENERAL DEVELOPMENT OF BUSINESS

     United National Bancorp ("United", "Registrant" or the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). United was incorporated by United National Bank (the "Bank") in the State of New Jersey on August 13, 1987 and commenced operations August 1, 1988 as a bank holding company for the Bank, its only wholly-owned subsidiary. The corporate headquarters of both United and the Bank are located at 1130 Route 22 East, Bridgewater, New Jersey, and the phone number is (908) 429-2200.

     As of December 31, 1995, United had consolidated assets of approximately $1 billion, deposits of $855 million and stockholders' equity of $81 million.

BANKING SUBSIDIARY

     The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 under the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank maintains its main office in Bridgewater, New Jersey and operates 18 branches throughout Central New Jersey. The Bank operates three branches in Hunterdon County, two branches in Middlesex County, six branches in Somerset County, four branches in Union County and three branches in Warren County, New Jersey. The Bank also operates 21 automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network and Honor, a Florida network.

     The Bank provides a full range of commercial and retail bank services, including the acceptance of demand, savings and time deposits. The Bank also provides retail and commercial loans and mortgages to a variety of individuals and businesses and offers full personal, corporate and pension trust and other fiduciary services. The market value of trust assets under management by the Bank was $842 million as of December 31, 1995.

GROWTH OF UNITED NATIONAL BANK

     On January 23, 1995, the Bank acquired from the Resolution Trust Corporation ("RTC") two branches of the former Carteret Federal Savings Bank.
 In connection with the acquisition, the Bank assumed deposits, including accrued interest, of approximately $99 million. The Bank paid a premium of approximately $11.7 million to the RTC in the transaction.

     On June 30, 1995, the Bank acquired all of the outstanding shares of New Era Bank ("New Era") based in the Somerset section of Franklin Township, New Jersey. Each share of New Era was converted into .7431 shares of the Company's common stock, for a total of 684,904 shares. At the time of the acquisition, New Era had approximately $120 million in assets. The acquisition has been accounted for under the pooling of interests method of accounting.

     On November 3, 1995, the Bank and Hudson United Bank ("Hudson") formed a joint venture under which each now participates equally as owners of a financial services corporation providing data processing, check processing, management information services and other automated record keeping functions for the two banks. The financial services corporation, known as United Financial Services, Inc., is located in Mahwah, New Jersey. The investment is being accounted for by the equity method of accounting.

(b)  INDUSTRY SEGMENTS

     The Company has one industry segment - commercial banking.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

PERSONAL BANKING SERVICES

The Bank, through its 18 branch network and 21 MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, Super NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts (IRAs), self-employed pension plans (SEPs), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under management was $842 million at December 31, 1995.

Discount Brokerage Service has been offered since 1986 as an additional service to customers. It is currently managed by TradeStar Investor Services.

COMMERCIAL BANKING SERVICES

The Bank provides commercial customers with a wide array of financial services which are administered at the branch level as well as at the Headquarters Office in Bridgewater. These services include secured and unsecured loans, term loans, lines of credit and corporate credit cards. The Bank also participates in the New Jersey Economic Development Authority programs which make tax-exempt, low interest financing programs available to borrowers who wish to relocate or expand their activity in New Jersey. As a Small Business Administration ("SBA") Preferred Lender, the Bank is able to offer streamlined processing on SBA loans. In addition, the Bank makes other Government loan programs available. As a member of the Automated Clearing House, the Bank makes direct deposit services available.

OTHER SUBSIDIARY

In 1989, the Bank established a subsidiary corporation in New Jersey, UNB Investment Co., Inc., to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1995, approximately $169.1 million of the Bank's investment portfolio is being managed by this New Jersey Corporation.

SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit options of its management to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments.

BANK HOLDING COMPANY REGULATION

The Company is a bank holding company within the meaning of the BHCA, and is registered as such with and is supervised by the Board of the Federal Reserve System (the "Board"). The Company is required to file reports with the Board and provide such additional information as the Board may require.

The Company is required to obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.
In addition to the approval of the Board, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that effective September 29, 1995, the Board may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law effective June 1, 1997. States have authority to opt out of the legislation subject to certain conditions and states have the authority to permit interstate merger transactions prior to the 1997 effective date. In addition, the Interstate Banking Act permits de novo branching across state lines effective June 1, 1997 but only with respect to states which affirmatively adopt legislation authorizing de novo interstate branching.

On February 29, 1996 the New Jersey General Assembly unanimously passed an Interstate Banking/Branching Bill which "opts in", under the Interstate
Banking and Branching Act, but the method of entry would require domestic out-of-state and international banks to acquire a bank or branch. The method of entry into New Jersey would not be "de novo" under the legislation. The bill has been sent to the Governor, but as of March 25, 1996 it had not yet been signed into law. There can be no assurance the the bill will become law.

A bank holding company is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under the Board's policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and is required to commit resources to support its subsidiary banks.

REGULATION OF THE BANK

The Bank is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law, primarily through the Bank Insurance Fund (the "BIF"). As a result of the Bank's acquisition of various branches and deposits of Savings Association Insurance Fund ("SAIF") member institutions, a portion of the Bank's deposit base is subject to deposit insurance premiums calculated at assessment rates paid by SAIF-member institutions. At December 31, 1995, the portion of the Bank's deposit base assessed at the SAIF rate was approximately $96 million or 11.3% of the Bank deposits.

During 1995, based on its capital and supervisory subgroups, each BIF-member institution was assigned an annual FDIC assessment rate ranging between 23 cents and 31 cents per $100 of domestic deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-member institutions to between 4 cents and 31 cents per $100 of domestic deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-member institutions the excess premiums that they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-member institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

Given the undercapitalized nature of the SAIF, the FDIC will continue the range of annual assessment rates of 23 cents to 31 cents per $100 of deposits for SAIF-members and BIF-insured institutions, like the Bank, required to pay SAIF premiums with respect to SAIF deposits.

On July 28, 1995, the FDIC and the Treasury Department released statements outlining a plan to recapitalize the SAIF, certain features of which were subsequently approved by the House of Representatives and the Senate of the United States in bills that provided for different resolutions of the BIF-SAIF issues. In negotiations between members of the Banking Committees of the House and Senate to reconcile the differences in the two bills, it was agreed that all SAIF-member institutions would pay a special assessment to recapitalize the SAIF. The amount of the special assessment required to recapitalize the SAIF was estimated to be approximately 80 basis points of the SAIF-assessable deposits, BIF-insured institutions with deposits subject to SAIF assessments would be able to reduce such SAIF deposits by 20% in computing the institutions special assessment.

Management cannot predict whether the above legislation will be enacted, or, if enacted, the amount of any special SAIF assessment. A significant one-time fee to recapitalize the SAIF may have an adverse effect on the operating expenses and results of operation of the Bank in the quarter in which the assessment is made.

The Company and the Bank are also subject to applicable provisions of New Jersey law insofar as they do not conflict with or are not preempted by Federal law.

COMMUNITY REINVESTMENT

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

In April 1995, the OCC and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (I) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

DIVIDEND RESTRICTIONS AND OTHER ACTIONS

The Company is a legal entity, separate and distinct from the Bank. Most of the Company's revenues, including funds available for the payment of dividends and for operating expenses, are provided by dividends paid by the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

The Comptroller has the authority to prohibit a national bank from engaging in what, in the Comptroller's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice for a national bank.

If, in the opinion of the Comptroller, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the Comptroller may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies.
In addition, the Federal Reserve Board and the Comptroller have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impact an institution's ability to pay dividends. The regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction.

See "Capital" on pages 18 and 19 of United's 1995 Annual Report.

CAPITAL REQUIREMENTS

The Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At December 31, 1995, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.33% and total risk-based capital as a percentage of risk-weighted assets of 11.47%.

In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1995, the Company had a Leverage Ratio of 6.80%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the Board's risk-based capital framework. As of December 31, 1995, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 9.65% and a total risk-based capital ratio of 10.79%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 1995, the Bank had a Leverage Ratio of 6.36%.

The Board and the FDIC have adopted regulations effective January 17, 1995 which identify concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. The Board adopted amendments to its capital adequacy guidelines effective April 1, 1995 which limit the amount of certain deferred tax assets that may be included in a bank holding company's Tier 1 capital for risk-based and leverage capital purposes. These regulatory amendments, as adopted, had no material impact on the Company's or the Bank's overall capital adequacy.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 ("FIRREA")

Under FIRREA, a bank insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Thus, the Bank could incur liability to the FDIC pursuant to this statutory provision in the event of the default of any other insured depository institution owned or controlled by the Company.

At the present time, the Bank is the only FDIC-insured depository institution controlled by the Company. Such liability to the FDIC is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) any any obligations to shareholders in such capacity. The imposition of such liability in sufficient amounts, however, could lead to the appointment of the FDIC as conservator or receiver for the Bank.

FIRREA also broadened the enforcement powers of the Federal banking agencies, including the power to impose fines and penalties, over all financial institutions. FIRREA also prohibits an insured depository institution from entering into a written or oral contract with any person for goods, products or services that would jeopardize the safety or soundness of the institution. Further, under FIRREA the failure to meet capital guidelines could subject a financial institution to a variety of regulatory actions, including the termination of deposit insurance by the FDIC.

In addition, if any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, within a reasonable period following such appointment the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which it determines to be burdensome, and the disaffirmance or repudiation of which it determines to promote the orderly administration of the institution's affairs.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA")

FDICIA was enacted in December 1991 and was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies the following capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As a result of FDICIA, the various banking regulatory agencies have set certain capital and other measures for determining the categories into which financial institutions fall. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a company controlling a failing institution must guarantee such institution's compliance with its plan. FDICIA also required the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

SECURITIES AND EXCHANGE COMMISSION

The Company's Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "1934 Act"). As a result of such registration, the Company and its officers, directors and major shareholders are obligated to file certain reports with the SEC. Furthermore, the Company is subject to proxy and tender offer rules promulgated pursuant to the 1934 Act.

MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings and business of the Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve Board ("FRB"). The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national and international economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company and the Bank.

From time to time various proposals are made in the United States Congress and the New Jersey Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking companies and other financial institutions. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Bank or the Company.

EFFECTS OF INFLATION

A bank's asset and liability structure differs from that of an industrial company, since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in the bank's earning assets, regardless of the effects of inflation, will increase net interest income if the bank is able to maintain a consistent interest spread between earning assets and supporting liabilities.

A purchasing power gain or loss from holding net monetary assets during the year represents the effect of general inflation on monetary assets and liabilities. Almost all of the assets and liabilities of the Company are considered monetary because they are fixed in terms of dollars and therefore, are not materially affected by inflation.

CONCENTRATION OF CUSTOMERS AND SEASONALITY OF BUSINESS

No single person, group of persons, enterprise or other entity produces a material portion of the Bank's deposits or loans. No customer accounts for as much as two percent of the

Bank's overall business. There is no material impact on the Bank's volume, deposits or loans, as a result of seasonal changes.

COMPETITION

Banking in New Jersey has become increasingly competitive. The Bank competes for loans and deposits with commercial banks, non-bank banks, savings and loan associations, savings banks, finance companies, credit unions and other large interstate and foreign banks now allowed to bank in New Jersey. Money market funds increasingly compete for the deposit dollar. Larger financial institutions with larger lending limits and a greater array of sophisticated services provide an additional competitive feature.

EMPLOYEES

On December 31, 1995, there were 488 persons, employed by the Company and the Bank.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Not Applicable

(e)  STATISTICAL INFORMATION

     The statistical disclosures for a bank holding company required pursuant to Industry Guide 3 are contained in United's 1995 Annual Report on pages 13 through 35.

(f)  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are executive officers of the Company of the Bank who do not also serve as directors.

                         Executive
                          Officer    Principal Occupation or Employment
Name                 Age   Since           for the Past Five Years
----                 ---   -----           -----------------------
Pierce A.R. Baugh     65    1988     Vice President and Secretary of the Company
                                     since September 28, 1995. Secretary of the
                                     Company since August 1, 1988.  Executive
                                     Vice President and Cashier of the Bank
                                     since December 18, 1990.

Alex A. Gantt         60    1990     Executive Vice President -Branch
                                     Administration of the Bank since
                                     September 30, 1995 and Executive Vice
                                     President and Chief Operations Officer
                                     since December 18, 1990.

Warren R. Gerleit     48    1994     Executive Vice President - Lending since
                                     December 20, 1994; Senior Vice President -
                                     Lending since May 25, 1992; previously
                                     Vice President - Lending of National
                                     Westminster Bank NJ and its predecessors.

Donald W. Malwitz     52    1988     Vice President and Treasurer of the Company
                                     since September 28, 1995. Treasurer of the
                                     Company since August 1,1988; Executive Vice
                                     President and Chief Financial Officer of the Bank since January 1, 1990.

Ralph L. Straw, Jr.   53    1993     Executive Vice President and General
                                     Counsel Of the Bank since December 21,
                                     1995; Senior Vice President and General
                                     Counsel since September 13, 1993;
                                     previously Vice President and Counsel of National Westminster Bank NJ and its predecessors.

A. Richard Abrahamian 36    1992     Senior Vice President and Chief Accounting
                                     Officer of the Bank since August 3, 1992;
                                     previously Vice President of Financial
                                     Reporting of Constellation Bancorp.

John J. Cannon        51    1995     Senior Vice President and Senior Trust
                                     Officer of the Bank since December 21,
                                     1995; Vice President and Trust Officer
                                     since July 11, 1994; formerly Vice
                                     President and Trust Administrator of
                                     National Westminster Bank NJ and its
                                     predecessors.

Joanne F. Herb        45    1993     Senior Vice President and Corporate
                                     Strategic Planning Manager of the Bank
                                     since May 16, 1995; Vice President and
                                     Corporate Strategic Planning Manager since
                                     May 31, 1993; previously Vice President and
                                     Manager of On-Site Banking 1992-1993 and
                                     Vice President of Business Coordination
                                     1989-1992 of National Westminster Bank NJ and its predecessors.

Charles E. Nunn, Jr.  42    1995     Senior Vice President and Director of Human
                                     Resources since December 21, 1995; Vice
                                     President and Director of Human Resources
                                     1994-1995; Vice President of Human
                                     Resources 1992-1994; Vice President and
                                     Training and Education Coordinator 1989-
                                     1992.

Donald E. Reinhard    41    1995     Vice President and Marketing Director
                                     since 12/21/95; Vice President Marketing since 11/93, previously Senior Vice
                                     President, Director of Marketing,
                                     Carteret Federal Savings Bank.

ITEM 2 - PROPERTIES

     The corporate headquarters of United is located in a three story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company, the Bank, and a branch office of the Bank. The Bank occupies 17 additional branch offices, of which 12 are owned and 5 are leased. The Bank also owns a two story building of approximately 30,000 square feet, in Branchburg, New Jersey, which is utilized as the Bank's operations center.

     United's 1995 Annual Report contains information on page 48, Note 7, page 49, Note 11 and page 53, Note 15 that is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

     United's 1995 Annual Report contains on pages 53 to 54, Note 15, the information required by Item 3 and that information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The only voting securities of the Company consist of its common stock outstanding. The shares are traded on the NASDAQ Stock Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ. The stock is quoted in the Star Ledger, Courier News, New York Times and Wall Street Journal.

     The market makers are Ryan, Beck & Co., West Orange, New Jersey; F.J. Morrissey & Co., Philadelphia, Pennsylvania; Sandler O'Neill & Partners, New York and Keefe, Bruyette & Woods Inc., New York.

     On December 31, 1995, there were 1,457 shareholders of the Company's common stock.

     United's 1995 Annual Report, contains on page 59, under the heading "Market and Dividend Information", the information required by Item 5 and that information is incorporated herein by reference. The table headed "Dividend Payments, 10 Year Schedule" on page 59 is specifically excluded from the incorporation by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     United's 1995 Annual Report contains on pages 33 and 40 through 42 (Note
1) information required by Item 6 and that information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     United's 1995 Annual Report contains on pages 13 through 35 information required by Item 7 and that information is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     United's 1995 Annual Report contains on pages 36 through 58 information required by Item 8 and that information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     United's Proxy Statement for its 1996 Annual Meeting contains under the caption "Selection of Independent Certified Public Accountants for the year 1996" information required by Item 9 and that information is incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     United's Proxy Statement for its 1996 Meeting contains, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

ITEM 11 - EXECUTIVE COMPENSATION

     United's Proxy Statement for its 1996 Meeting contains, under the captions "Corporation Executive Compensation", "Compensation Committee Interlocks and Insider

Participation" and "Board of Directors Report on Executive Compensation", the information required by Item 11 and that information is incorporated herein by reference

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     United's Proxy Statement for its 1996 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     United's Proxy Statement for its 1996 Annual Meeting contains, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

     The below listed consolidated financial statements and report of independent public accountants of United National Bancorp, included in United's 1995 Annual Report, are incorporated herein by reference.

                                                      Page *
                                                      ------
     Report of Independent Public Accountants           58
     Consolidated Balance Sheets at December
          31, 1995 and 1994                             36
     Consolidated Statements of Income for the
          Three Years Ended December 31,1995            37
     Consolidated Statements of Changes in
          Stockholders' Equity for the Three
          Years Ended December 31, 1995                 38
     Consolidated Statements of Cash Flows
          for the Three Years Ended
          December 31, 1995                             39
     Notes to Consolidated Financial Statements         40-57
     Unaudited Quarterly Financial Data                 32

*Refers to respective page numbers of United National Bancorp 1995 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted as the required information is not available or the information is presented in the financial statements or related notes thereto.

(a)(3) OTHER EXHIBITS

     List of Exhibits

     (3)(a) Certificate of Incorporation of the Company.
        (b) By-laws of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995 (Exhibit 3(b)).

      (10) Material Contracts

          (a) Change of Control Agreements for six executive officers are incorporated by reference to the Company's Annual Report on
              Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995 (Exhibits 10(a) through 10(f)).
          (b) Agreement and Plan of Merger dated February 2, 1995 by and among United National Bancorp, United National Bank and New Era Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 22,
              1995).
          (c) Stock Purchase and Stockholder Agreement dated as of October 24, 1995 among HUB Financial Services, Inc., HUBCO, Inc., Hudson United Bank, United National Bancorp and United National Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17,
              1995).
          (d) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between United National Bank and HUB Financial Services, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
          (e) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc.(Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
          (f) Administrative Services Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc.(Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
      (13) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended December 31, 1995, are incorporated by reference into this Annual Report on Form 10-K.
      (21) List of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995
      (23)    Consent of Independent Public Accountants
      (27)    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     Form 8-K filed November 17, 1995 (Date of earliest event reported) - November 3, 1995 to report the acquisition of a 50% ownership in United Financial Services, Inc., a third party data processing service bureau.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED NATIONAL BANCORP

                                   By: /s/ Thomas C. Gregor
                                       --------------------------------------
                                                    Thomas C. Gregor
                                                 Chairman of the Board,
                                        President and Chief Executive Officer

Dated: March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                    Date
     ---------                    -----                    ----

 /s/ Thomas C. Gregor         Chairman of the          March 26, 1996
---------------------         Board, President         --------------
   Thomas C. Gregor           and Director

 /s/ Donald W. Malwitz        V.P. & Treasurer         March 26, 1996
----------------------                                 --------------
   Donald W. Malwitz

 /s/ Pierce A.R. Baugh        V.P. & Secretary         March 26, 1996
---------------------                                  --------------
   Pierce A.R. Baugh

 /s/ Donald A. Buckley        Director                 March 26, 1996
---------------------                                  --------------
   Donald A. Buckley

 /s/ Richard C. Marder        Director                 March 26, 1996
---------------------                                  --------------
   Richard C. Marder

 /s/ C.Douglas Cherry         Director                 March 26, 1996
---------------------                                  --------------
   C. Douglas Cherry

 /s/ Charles E. Hance         Director                 March 26, 1996
---------------------                                  --------------
   Charles E. Hance

 /s/ John R. Kopicki          Director                 March 26, 1996
---------------------                                  --------------
   John R. Kopicki

 /s/ Kenneth W.Turnbull       Director                 March 26, 1996
---------------------                                  --------------
   Kenneth W. Turnbull

 /s/ George J. Wickard        Director                 March 26, 1996
---------------------                                  --------------
   George J. Wickard

 /s/ Antonia S.Marotta        Director                 March 26, 1996
---------------------                                  --------------
   Antonia S. Marotta

 /s/ David R.Walker           Director                 March 26, 1996
---------------------                                  --------------
   David R. Walker

 /s/ Ronald E. West           Director                 March 26, 1996
---------------------                                  --------------
   Ronald E. West

 /s/ George W. Blank          Director                 March 26, 1996
---------------------                                  --------------
   George W. Blank