Form 10-Q
period 1996-03-31
UNITED NATIONAL BANCORP
filed 1996-05-15
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996


                           or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to


     Commission File Number:           000-16931


                         United National Bancorp
     (Exact name of registrant as specified in its charter)

         New Jersey                                       22-2894827
     (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                      Identification
     No.)

         1130 Route 22 East, Bridgewater, New Jersey 08807-0010
     (Address of principal executive offices)           (Zip Code)

                            (908) 429-2200
     (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     [X] Yes [ ] No

     As of April 30, 1996 there were 3,592,391 shares of common stock, $2.50 par value, outstanding.

                            UNITED NATIONAL BANCORP


                                   FORM 10-Q

                                     INDEX


PART I -  FINANCIAL INFORMATION                                    PAGE(S)

ITEM 1    Financial Statements and Notes to Consolidated
          Financial Statements                                     1-6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7-12




PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                         14

Part I - Financial Information
Item 1 - Financial Statements

                            United National Bancorp
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                       March 31,           December 31,
                                         1996                  1995
                                      ----------            ----------
ASSETS
Cash and Due from Banks               $   40,256            $   45,572
Federal Funds Sold                             -                 7,000

Securities:
  Available for Sale, at Market Value    337,046               334,156

  Held to Maturity                        32,222                24,838
  Trading Account Securities,
    at Market Value                          452                   417
                                      ----------            ----------
    Total Securities                     369,720               359,411

Loans (Net of Unearned Income)           546,582               551,222
  Less: Allowance for Possible
    Loan Losses                            7,348                 7,412
                                      ----------            ----------
    Net Loans                            539,234               543,810

Investment in Joint Venture                3,151                 3,151
Premises and Equipment, Net               22,369                22,730
Other Real Estate                          2,738                 2,747
Intangible Assets, Primarily
  Core Deposit Premiums                   12,520                12,967
Other Assets                              11,187                13,157
                                      ----------            ----------
  Total Assets                        $1,001,175            $1,010,545
                                      ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                              $  153,380            $  153,095
  Savings                                363,274               369,561
  Time                                   338,886               331,972
                                      ----------            ----------
    Total Deposits                       855,540               854,628

Short-Term Borrowings                     43,301                53,347
Obligation under Capital Lease             9,683                 9,680
Other Liabilities                         10,530                11,491
                                      ----------            ----------
  Total Liabilities                      919,054               929,146

Stockholders' Equity:
Preferred Stock, authorized 300,000
  shares, none issued and outstanding          -                     -
Common Stock, $2.50 Par Value,
  Authorized 4,000,000 Shares,
  Issued 3,633,794 in 1996 and 1995,
  Outstanding Shares 3,590,414 and
  3,584,889 in 1996 and 1995,
  respectively.                            9,085                 9,085
Additional Paid-In Capital                52,416                52,411
Retained Earnings                         21,301                19,563
Treasury Stock (43,380 shares in 1996
 and 48,905 in 1995)                      (1,399)               (1,578)
Restricted Stock                            (186)                 (317)
Net Unrealized Gain on Securities
  Available for Sale,
  Net of Income Tax Provision of $466
  in 1996 and $1,152 in 1995                 904                 2,235
                                      ----------            ----------
Total Stockholders' Equity                82,121                81,399
                                      ----------            ----------
Total Liabilities and Stockholders'
  Equity                              $1,001,175            $1,010,545
                                      ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                           Three Months Ended
                                                March 31,
                                    ----------------------------------
                                        1996                    1995
                                    ----------              ----------
INTEREST INCOME
Interest and Fees on Loans          $   11,937              $   10,933

Interest and Dividends on
  Securities Available for Sale:
  Taxable Income                         4,950                   3,649
  Tax-Exempt Income                        536                     271
Interest and Dividends on
  Securities Held to Maturity:
  Taxable Income                           427                   1,442
  Tax-Exempt Income                         62                     300

Dividends on Trading Accounts
  Securities                                 3                       3
Interest on Federal Funds Sold
  and Deposits with Federal Home
  Loan Bank                                 14                     411
                                    ----------              ----------
 Total Interest Income                  17,929                  17,009
                                    ----------              ----------
INTEREST EXPENSE
Interest on Deposits:
 Interest on Savings Deposits            1,719                   2,252
 Interest on Time Deposits               4,580                   3,656
Interest on Short-Term Borrowings          632                     361
Interest on Obligation Under
  Capital Lease                            232                       -
                                    ----------              ----------
 Total Interest Expense                  7,163                   6,269
                                    ----------              ----------
Net Interest Income                     10,766                  10,740
Provision for Possible Loan Losses         450                     450
 Net Interest Income After          ----------              ----------
 Provision for Possible Loan Losses     10,316                  10,290
                                    ----------              ----------
NON-INTEREST INCOME
Trust Income                             1,200                   1,150
Service Charges on Deposit Accounts        926                     844
Other Service Charges, Commissions
  and Fees                                 965                     479

Net Gains from Securities Transactions     143                     391
Other Income                               329                     515
                                    ----------              ----------
 Total Non-Interest Income               3,563                   3,379
                                    ----------              ----------
NON-INTEREST EXPENSE
Salaries and Employee Benefits           5,149                   5,356
Occupancy Expense, Net                     856                     548
Furniture and Equipment Expense            694                     865
Data Processing Expense                    643                     183
Amortization of Intangibles                447                     361
Other Expenses                           1,987                   2,797
                                    ----------              ----------
 Total Non-Interest Expense              9,776                  10,110
                                    ----------              ----------
Income Before Provision for
  Income Taxes                           4,103                   3,559
Provision for Income Taxes               1,391                   1,012
                                    ----------              ----------
 Net Income                         $    2,712              $    2,547
                                    ==========              ==========
 Net Income Per Common Share        $     0.76              $     0.71
                                    ==========              ==========

Weighted Average Shares Outstanding      3,588                   3,606

See Accompanying Notes to Consolidated Financial Statements.

                                        United National Bancorp
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In Thousands, Except Share Data)
                                              (Unaudited)

                                Additional                                  Net Unrealized       Total
                         Common   Paid-In  Retained Treasury  Restricted  Gain on Securities Stockholders'
                          Stock   Capital  Earnings  Stock       Stock    Available for Sale     Equity
                         -------  -------  --------  -------    ---------  ------------------  -------------

Balance-January 1, 1996  $ 9,085  $52,411  $19,563  $(1,578)    $ (317)      $ 2,235            $81,399

Net Income                     -        -    2,712        -          -             -              2,712
Cash Dividends Declared -
 $.27 Per Share                -        -     (974)       -          -             -               (974)
Change in Unrealized Gain
 on Securities Available
 for Sale                      -        -        -        -          -        (1,331)            (1,331)
Treasury Stock Purchased
 (100 Shares)                  -        -        -       (3)         -             -                 (3)
Treasury Stock Sold
 (5,650 Shares)                -        5        -      182          -             -                187
Restricted Stock
 (4,027 Shares)                -        -        -        -        131             -                131
                         -------  -------  -------  -------     ------       -------            -------
Balance-March 31, 1996   $ 9,085  $52,416  $21,301  $(1,399)    $ (186)      $   904            $82,121
                         =======  =======  =======  =======     ======       =======            =======

                                               3

                            United National Bancorp
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1996          1995
                                                          --------      --------
OPERATING ACTIVITIES
Net Income                                                $  2,712    $  2,547
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Depreciation and Amortization                                 946         662
(Accretion) Amortization of
   Securities (Discounts) Premiums, Net                         (8)        180
 Provision for Possible Loan Losses                            450         450
 Provision(Benefit) for Deferred Income Taxes                  124         (29)
 Net Gain on Disposition of Premises and Equipment              (6)        (21)
 Net Gain on Sale of Securities Available for Sale            (133)       (340)
 Trading Account Securities Activity, Net                      (35)        (43)
 Decrease (Increase) in Other Assets                         2,532      (1,293)
(Decrease) Increase in Other Liabilities                      (964)      6,005
                                                          --------    --------
   Net Cash Provided by Operating Activities                 5,618       8,118
                                                          --------    --------
INVESTING ACTIVITIES
Securities Available for Sale:
 Proceeds from Sales of Securities                          41,964         547
 Proceeds from Maturities of Securities                      7,365       4,576
 Purchases of Securities                                   (54,094)    (14,434)
 Securities Held to Maturity:
 Proceeds from Maturities of Securities                      8,140       2,115
 Purchases of Securities                                   (15,525)    (28,293)
Net Decrease (Increase) in Loans                             4,126     (14,741)
Deposit Premium from Branch Acquisition                          -     (11,659)
Expenditures for Premises and Equipment                       (292)       (500)
Proceeds from Disposal of Premises and Equipment               160         679
Decrease (Increase) in Other Real Estate                         9      (2,331)
                                                          --------    --------
  Net Cash Used in Investing Activities                     (8,147)    (64,041)
                                                          --------    --------
FINANCING ACTIVITIES
Net Decrease in Demand and Savings Deposits                 (6,002)     (9,893)
Net Increase in Certificates of Deposit                      6,914     116,723
Net Decrease in Short-Term Borrowings                      (10,046)    (39,289)
Stock Issued from Debenture Conversion                           -       1,048
Stock Issued from Equity Contracts                               -         221
Cash Dividends on Common Stock                                (968)       (741)
Proceeds from Exercise of Stock Options                          -          17
Restricted Stock Activity                                      131          32
Sale of Treasury Stock                                         187           -
Purchase of Treasury Stock                                      (3)          -
                                                          --------    --------
  Net Cash (Used in) Provided by Financing Activities       (9,787)     68,118
                                                          --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents       (12,316)     12,195
Cash and Cash Equivalents at Beginning of Period            52,572      61,041
                                                          --------    --------
Cash and Cash Equivalents at End of Period                $ 40,256    $ 73,236
                                                          ========    ========
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                 $  8,653    $  6,453
 Income Taxes                                                  950         960

See Accompanying Notes to Consolidated Financial Statements.

                          UNITED NATIONAL BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by United National Bancorp (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods, have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

In November 1995, the Company, through United National Bank (the "Bank"), acquired a 50% ownership in United Financial Services, Inc., ("United Financial") a third party data processing service bureau. The investment is being accounted for by the equity method.

Effective June 30, 1995, the Company acquired New Era Bank ("New Era"). The acquisition has been accounted for under the pooling of interests method of accounting and, accordingly, all prior period financial statements presented have been restated.

(2)  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one day period.

(3)  Securities

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                    March 31, 1996           December 31, 1995
                                ---------------------      ---------------------
                                Amortized     Market       Amortized     Market
                                  Cost         Value         Cost         Value
                                --------     --------      --------     --------
Securities Available for Sale
U.S. Treasury Securities
  and U.S. Government
  Agencies and Corporations     $ 82,144     $ 82,639      $ 81,067     $ 82,435


Obligations of States and
  Political Subdivisions          44,996       45,192        39,449       39,923

Mortgage-Backed Securities       180,992      179,748       186,217      186,523

Other Securities                  27,544       29,467        24,036       25,275
                                --------     --------      --------     --------
Total Securities Available
 For Sale                        335,676      337,046       330,769      334,156
                                --------     --------      --------     --------




Securities Held to Maturity

U.S. Treasury Securities and
  U.S.Government Agencies
  and Corporations                18,955       18,816        21,151       21,462


Obligations of States and
  Political Subdivisions           8,122        8,049         3,612        3,831

Mortgage-Backed Securities         5,070        4,899             -            -

Other Securities                      75           76            75           77
                                --------     --------      --------     --------
    Total Securities
  Held to Maturity                32,222       31,840        24,838       25,370
                                --------     --------      --------     --------

Trading Securities                   364          452           339          417
                                --------     --------      --------     --------
TOTAL SECURITIES                $368,262     $369,338      $355,946     $359,943
                                ========     ========      ========     ========

(4) Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period, retroactively adjusted for the New Era acquisition and for the impact of subsequent stock dividends. The impact of stock grants is not significant. The stock options and equity contracts (which were issued by New Era and were exercised prior to consumption of the acquisition of New Era), which were dilutive, have been considered in computing the weighted average number of common shares outstanding.

(5) Commitments and Contingencies

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and guarantees (including unused loan commitments of $109,010,000 and $111,187,000 and letters of credit of $2,340,000 and $2,791,000 at March
31, 1996 and December 31, 1995, respectively), which are not reflected in the accompanying consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

                     RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and March 31, 1995.

OVERVIEW

The Company realized net income of $2,712,000 for the first quarter of 1996, an increase of $165,000 or 6.5% from the $2,547,000 reported for the same period in 1995 Earnings per share were $.76 as compared to the $.71 for the respective periods.

The increase in net income for the three months ended March 31, 1996, compared to 1995, resulted from a number of factors including a slight increase in net interest income combined with a more substantial increase in non-interest income and certain reductions in non-interest expenses.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended March 31, 1996, represented a $920,000, or 5.4% increase from the $17,009,000 reported for the same period in 1995. This was attributable to an increase in interest and fees on loans of $1,004,000 and an increase in interest and dividends on securities of $313,000, partly offset by a $397,000 decrease in interest on federal funds sold and deposits with Federal Home Loan Bank. The yield on average interest earning assets on a fully taxable equivalent basis decreased 7 basis points from 8.15% for the first quarter of 1995 to 8.08% for the first quarter of 1996. The increase in interest income was primarily attributable to the $46,230,000 increase in average interest earning assets.

Interest Expense

As a result of the obligation under capital lease, increased average deposits, as well as the movement of deposits from lower rate savings accounts to higher rate time deposits, the Company's interest expense for the first quarter of 1996 increased $894,000, or 14.3%, to $7,163,000 from $6,269,000 for the same period last year. Specifically, interest on savings and time deposits rose $391,000, interest on short-term borrowings increased $271,000 and interest on obligation under capital lease increased $232,000. The Company's average cost of funds increased from 3.60% for the first quarter of 1995 to 3.86% for the first quarter in 1996, along with an increase of $39,738,000 in average interest bearing liabilities.

Net Interest Income

The net effect of the changes in interest income and interest expense for the first quarter of 1996 was an increase of $26,000 or .2%, in net interest income as compared to the first quarter of 1995. The net interest margin and net interest spread, on a fully taxable equivalent basis, declined 25 basis points and 33 basis points, respectively, from the same period last year.

Provision for Possible Loan Losses

For the three months ended March 31, 1996, the provision for possible loan losses was $450,000, the same as the comparable period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at March 31, 1996 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio. At March 31, 1996, the ratio of the allowance for possible loan losses to non-performing loans was 88.38% as compared to 124.82% at March 31, 1995.

Non-Interest Income

For the first quarter of 1996, compared to the first quarter 1995, total non-interest income increased $184,000 or 5.4%, due primarily to a $486,000 increase in other service charges, commissions and fees, along with increases of $50,000 in trust income and $82,000 in service charges on deposit accounts. These increases were partially offset by decreases of $248,000 in net gains on securities transactions and $186,000 in other income. The increase in other service charges, commissions and fees is the result of application fees collected on a new secured credit card solicitation program, which began in January 1996. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities. Other income for the first quarter of 1995 included a $247,000 gain from the sale of the Bank's Bridgewater branch facility. This impact of the gain in 1995 was partly offset by an increase of $63,000 in 1996 in gains on sales of the guaranteed portion of Small Business Administration loans originated by the Bank.

Non-Interest Expense

For the quarter ended March 31, 1996, non-interest expense declined $334,000, or 3.3% from the same period last year. Salaries and employee benefits decreased $207,000, or 3.9%, as salaries decreased $245,000, partly offset by a $38,000 increase in employee benefits expense. The reduction in salaries was achieved through the elimination of certain positions resulting from the acquisition of New Era and by outsourcing data processing through the joint venture investment in United Financial. Occupancy expenses rose $308,000, or 56.2%, as a result the expenses relating to the new headquarters facility and increased costs of clean-up from winter storms. Furniture and equipment expense decreased $171,000, or 19.8%, as a result of reduced equipment rental and maintenance expense achieved by outsourcing data processing. Other expenses decreased by $264,000, or 7.9%, as a result of lower FDIC insurance premiums in 1996, a loss in the first quarter of 1995 on the sale of the Bank's Knowlton branch facility, and elimination of redundant expenses as a result of the merger with New Era. This was offset in part by data processing expenses and amortization of goodwill resulting from outsourcing data processing through the joint venture investment in United Financial.

Income Taxes

Income tax expense increased $379,000 to $1,391,000 for the first quarter of 1996 as compared to $1,012,000 for the same period in 1995. The increase in income taxes resulted from higher levels of taxable income in 1996.

FINANCIAL CONDITION

March 31, 1996 as compared to December 31, 1995.

Total assets decreased $9,370,000 or .9% from December 31, 1995. There were decreases of $7,000,000 in federal funds, $4,640,000 in total loans, $5,316,000 in cash and due from banks and $2,787,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and all other assets. Conversely, investments increased $10,309,000.

Total loans at March 31, 1996 decreased $4,640,000 or .8%, to $546,582,000 from year-end 1995. Personal loans decreased $16,742,000 or 8.2% from December 31, 1995 to $187,809,000 at March 31, 1996, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth. The credit card portfolio decreased $583,000 or 3.5% from December 31, 1995 to $15,887,000 at March 31, 1996. Partially offsetting these decreases, commercial loans increased $8,408,000 or 6.0% to $148,335,000 at March 31, 1996. In addition, the residential and commercial real estate loan portfolio increased by $4,277,000 or 2.2% from $190,274,000 at December 31, 1995 to $194,551,000 at March 31, 1996. Loan repayments received during the quarter not reinvested in new loans were utilized to partially fund the growth in the investment portfolio.

The following schedule presents the components of loans, net of unearned income, by type, for each periods presented.

                                              March 31,          December 31,
(In Thousands)                                   1996                1995
                                              ---------            --------
Commercial                                     $148,335            $139,927
Real Estate                                     194,551             190,274
Personal Loans                                  187,809             204,551
Credit Card Loans                                15,887              16,470
                                               --------            --------
  Loans, Net of Unearned Income                $546,582            $551,222
                                               ========            ========


Within the securities portfolio, the majority of the increase occurred in the obligations of states and political subdivisions, which increased $9,779,000. Other securities also increased by $4,192,000, offset in part by a decrease of $1,705,000 in mortgage-backed securities and a decrease of $1,992,000 in U.S. treasury securities and U.S. government agencies and corporations. Trading account securities rose $35,000.

Total deposits increased $912,000 or .1%. Time deposits increased by $6,914,000, while savings deposits decreased $6,287,000. Demand deposits also increased by $285,000. Short-term borrowings decreased by $10,046,000, as the Bank utilized excess available funds to reduce borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At March 31, 1996, non-performing loans increased $848,000, as compared to December 31, 1995 (See Table 1 on page 10). Of the increase in non-performing loans, $363,000 was in the personal loan portfolio, primarily indirect automobile loans, and $283,000 was in the Real Estate loan portfolio. The balance of the increase was in the commercial loan portfolio. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

At March 31, 1996, the recorded investment in loans that are considered to be impaired under Financial Accounting Standards Board Statement No. 114 was $6,043,000, of which $5,964,000 were on a non-accrual basis. There was one troubled debt restructured loan for $79,000, which is performing in accordance with the terms of the restructured agreement. The Allowance related to these loans amounted to $1,568,000.


Table 1                      March 31,  Dec. 31,  Sept. 30,  June 30,  March 31,
(dollars in thousands)         1996       1995      1995       1995      1995
                            ---------- ---------- ---------- --------  --------
Total Assets                $1,001,175 $1,010,545 $1,001,684 $980,922  $964,779

Total Loans (Net of Unearned
  Income)                    $ 546,582  $ 551,222  $ 527,981 $509,663  $495,382

Allowance for Possible
  Loan Losses                $   7,348  $   7,412  $   7,929 $  8,828  $  9,379
  % of Total Loans                1.34%      1.34%      1.50%    1.73%     1.89%

Total Non-Performing Loans(1)$   8,314   $  7,466 $    7,943 $  8,071  $  7,514
  % of Total Assets                .83%       .74%       .79%     .82%      .78%
  % of Total Loans                1.52%      1.35%      1.50%    1.58%     1.52%

Allowance for Possible Loan
  Losses to Non-Performing
  Loans                          88.38%     99.28%     99.82%  109.38%   124.82%

Total of Non-Performing
  Assets                     $  11,159  $  10,436  $  11,724 $ 11,775  $ 11,403
  % of Total Assets               1.11%      1.03%      1.17%    1.20%     1.18%

(1) Non-performing loans consist of:
   (a)impaired loans, which includes non-accrual and renegotiated loans, and
   (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

The following chart discloses the aggregate amount of impaired loans measured under the two measurement methods and applicable Allowance at March 31, 1996 (dollars in thousands).

                                    Number        Impaired      Allocated
Measurement Method                 Of Loans        Loans        Allowance
- ---------------------              --------       -------       ---------
Fair Market Value                     42           $5,405          $1,227
Discounted Cash Flow                   6              638             341
                                      --           ------          ------
  Total Impaired Loans                48           $6,043          $1,568
                                      ==           ======          ======

For the quarter ended March 31, 1996, the Company recognized interest income on impaired loans amounting to $13,000, all of which was recognized using the cash basis method of income recognition.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on Management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

At March 31, 1996, the allowance for possible loan losses was $7,348,000, down .9% from the $7,412,000 at year-end 1995. Net charge-offs for the first quarter of 1996 were $514,000.

Liquidity Management

At March 31, 1996, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At March 31, 1996, liquid investments, comprised of money market mutual fund instruments, totaled $21,712,000 and all mature within 30 days.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes simulation modeling to assist in measuring and evaluating interest rates. The Company's interest rate sensitivity during the first quarter of 1996 was essentially neutral within reasonable ranges; for example, at March 31, 1996 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income. There can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income.

Capital

Total stockholders' equity increased $722,000 to $82,121,000 at March 31, 1996 from the $81,399,000 recorded at the end of 1995. The increase was due primarily to net income of $2,712,000 for the first three months of 1996 coupled with net sales of treasury stock of $184,000 and restricted stock activity of $131,000. These increases were offset in part by cash dividends of $974,000 and reductions in net unrealized gains on securities available for sale, net of tax, of $1,331,000.

The following table reflects the Company's capital ratios, as of March 31, 1996 and December 31, 1995, and have been presented in accordance with current regulatory guidelines. Accordingly, the net unrealized gain on debt securities available for sale has been excluded from the computation of Tier I and Tier II capital.


(dollars in thousands)          March 31, 1996        December 31, 1995
                               -----------------     ------------------
                               Amount      Ratio      Amount      Ratio
                               -------     -----      -------    ------
Risk-Based Capital
Tier I Capital
   Actual                      $69,292     10.75%     $67,112     10.33%
   Regulatory Minimum
    Requirements               $25,776      4.00%     $25,989      4.00%

Combined Tier I and
  Tier II Capital
   Actual                      $76,640     11.89%     $74,524     11.47%
   Regulatory Minimum
    Requirements               $51,553      8.00%     $51,978      8.00%

Leverage
   Actual                      $69,292      7.04%     $67,112      6.80%
   Regulatory Minimum
    Requirements               $39,387      4.00%     $39,490      4.00%

                               11

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 10.33% to 10.75% and from 11.47% to 11.89%, respectively, while the Tier I leverage ratio increased from 6.80% to 7.04% from December 31, 1995 to March 31, 1996, respectively. The Company's capital ratios increased as a result of the net income for the quarter, offset in part by cash dividends declared.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

     (3)(a) Certificate of Incorporation of the Company (Incorporated by reference in the Company's Report of Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission).

     (3)(b) By-Laws of the Company (Incorporated by reference in the Company's Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission).

    (10) Material Contracts

         No material contracts have been entered into during the quarter.

    (27) Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                           SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    UNITED NATIONAL BANCORP
                                    -----------------------
                                         (Registrant)








Dated: May 14, 1996                 By: THOMAS C. GREGOR
                                        --------------------------
                                        Thomas C. Gregor, Chairman
                                        President and CEO






Dated: May 14, 1996                 By: DONALD W.  MALWITZ
                                        --------------------------
                                        Donald W. Malwitz
                                        Vice President & Treasurer