Form 10-Q
period 1996-06-30
UNITED NATIONAL BANCORP
filed 1996-08-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June  30, 1996


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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 31, 1996 there were 3,592,290 shares of common stock, $2.50 par value, outstanding.

                            UNITED NATIONAL BANCORP


                                  FORM 10-Q

                                   INDEX


PART I -  FINANCIAL INFORMATION                                    PAGE(S)

ITEM 1    Financial Statements and Notes to Consolidated
          Financial Statements                                     1-5

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      6-12




PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders     13

ITEM 6    Exhibits and Reports on Form 8-K                        13-14


SIGNATURES                                                        15

Part I - Financial Information
Item 1 - Financial Statements
                           United National Bancorp
                         CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)
                                 (Unaudited)

                                       June 30,           December 31,
                                         1996                  1995
                                     ----------            ----------
ASSETS
Cash and Due from Banks              $   47,857            $   45,572
                                        -------               -------
Federal Funds Sold                        3,000                 7,000
                                        -------               -------
Securities:
  Available for Sale, at
    Market Value                        290,381               334,156
  Held to Maturity                       56,725                24,838
  Trading Account Securities,
    at Market Value                         384                   417
                                        -------               -------
    Total Securities                    347,490               359,411
                                        -------               -------
Loans (Net of Unearned Income)          561,043               551,222
  Less: Allowance for Possible
    Loan Losses                           7,453                 7,412
                                        -------               -------
    Net Loans                           553,590               543,810
                                        -------               -------
Investment in Joint Venture               3,151                 3,151
Premises and Equipment, Net              22,123                22,730
Other Real Estate                         2,197                 2,747
Intangible Assets, Primarily
  Core Deposit Premiums                  12,073                12,967
Other Assets                             15,255                13,157
                                      ---------             ---------
  Total Assets                       $1,006,736            $1,010,545
                                      =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                             $  147,410            $  153,095
  Savings                               364,210               369,561
  Time                                  331,092               331,972
                                        -------               -------
    Total Deposits                      842,712               854,628

Short-Term Borrowings                    63,157                53,347
Obligation under Capital Lease            9,686                 9,680
Other Liabilities                        10,239                11,491
                                        -------               -------
  Total Liabilities                     925,794               929,146
                                        -------               -------
Stockholders' Equity:
Preferred Stock, authorized 300,000
  shares, none issued and outstanding         -                     -
Common Stock, $2.50 Par Value,
  Authorized 5,000,000 Shares,
  Issued 3,633,794 in 1996 and 1995,
  Outstanding Shares 3,592,290 and
  3,584,889 in 1996 and 1995,
  respectively.                           9,085                 9,085
Additional Paid-In Capital               52,414                52,411
Retained Earnings                        23,236                19,563
Treasury Stock (41,504 shares
  in 1996 and 48,905 in 1995)            (1,337)               (1,578)
Restricted Stock                           (182)                 (317)
Net Unrealized (Loss) Gain on Securities
  Available for Sale, Net of Income Tax
  (Benefit) Provision of $(1,171) in
  1996 and $1,152 in 1995                (2,274)                2,235
                                        -------               -------
Total Stockholders' Equity               80,942                81,399
                                      ---------             ---------
Total Liabilities and Stockholders'
  Equity                             $1,006,736            $1,010,545
                                      =========             =========

See Accompanying Notes to Consolidated Financial Statements.

                     United National Bancorp
                CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Share Data)
                           (Unaudited)

                                   Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                   --------------------   ---------------------
                                     1996          1995       1996        1995
                                   --------    ---------  ---------   ---------
INTEREST INCOME
Interest and Fees on Loans         $ 12,216    $  12,109  $  24,153   $  23,042
Interest and Dividends on
  Securities Available for Sale:
  Taxable Income                      4,677        3,698      9,627       7,347
  Tax-Exempt Income                     562          285      1,098         556
Interest and Dividends on
  Securities Held to Maturity:
  Taxable Income                        643        1,816      1,070       3,258
  Tax-Exempt Income                     104          271        166         571
Dividends on Trading Account
  Securities                              4            3          7           6
Interest on Federal Funds Sold
  and Deposits with Federal Home
  Loan Bank                               8          258         22         669
                                     ------       ------     ------      ------
 Total Interest Income               18,214       18,440     36,143      35,449
                                     ------       ------     ------      ------
INTEREST EXPENSE
Interest on Deposits:
 Interest on Savings Deposits         1,687        2,229      3,406       4,481
 Interest on Time Deposits            4,425        4,684      9,005       8,340
Interest on Short-Term Borrowings       601          225      1,233         586
Interest on Obligation Under
  Capital Lease                         232          155        464         155
                                     ------       ------     ------      ------
 Total Interest Expense               6,945        7,293     14,108      13,562
                                     ------       ------     ------      ------
Net Interest Income                  11,269       11,147     22,035      21,887
Provision for Possible Loan Losses      550            -      1,000         450
                                     ------       ------     ------      ------
 Net Interest Income After
 Provision for Possible Loan Losses  10,719       11,147     21,035      21,437
                                     ------       ------     ------      ------
NON-INTEREST INCOME
Trust Income                          1,125        1,150      2,325       2,300
Service Charges on Deposit Accounts     912          834      1,838       1,678
Other Service Charges, Commissions
  and Fees                              986          474      1,951         953
Net Gains from Securities
  Transactions                          216          403        359         794
Other Income                            399          304        728         819
                                     ------       ------     ------      ------
 Total Non-Interest Income            3,638        3,165      7,201       6,544
                                     ------       ------     ------      ------
NON-INTEREST EXPENSE
Salaries and Employee Benefits        4,889        5,459     10,038      10,815
Occupancy Expense, Net                  764          729      1,620       1,277
Furniture and Equipment Expense         691          880      1,385       1,745
Data Processing Expense                 761          211      1,404         394
Amortization of Intangibles             447          428        894         789
Merger Related Charge                     -        1,670          -       1,670
Other Expenses                        2,231        2,827      4,218       5,624
                                     ------       ------     ------      ------
 Total Non-Interest Expense           9,783       12,204     19,559      22,314
                                     ------       ------     ------      ------
Income Before Provision for
  Income Taxes                        4,574        2,108      8,677       5,667
Provision for Income Taxes            1,670          749      3,061       1,761
                                    -------      -------    -------     -------
 Net Income                       $   2,904   $    1,359  $   5,616   $   3,906
                                    =======      =======    =======     =======
 Net Income Per Common Share      $    0.81   $     0.38  $    1.56   $    1.08
                                    =======      =======    =======     =======

Weighted Average Shares Outstanding   3,592        3,597      3,590       3,601

See Accompanying Notes to Consolidated Financial Statements.

                               United National Bancorp
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands, Except Share Data)
                                     (Unaudited)


                                  Additional                                       Net Unrealized          Total
                          Common   Paid-In  Retained    Treasury   Restricted  Gain(Loss) on Securities Stockholders'
                            Stock   Capital  Earnings     Stock         Stock    Available for Sale          Equity


Balance-January 1, 1996  $ 9,085   $52,411   $19,563     $(1,578)      $ (317)      $ 2,235                $81,399
Net Income                     -         -     5,616           -            -             -                  5,616
Cash Dividends Declared -
 $.54 Per Share                -         -    (1,943)          -            -             -                 (1,943)
Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale           -         -         -           -            -        (4,509)                (4,509)
Treasury Stock Purchased       -         -         -          (3)           -             -                     (3)
Treasury Stock Sold
 (7,700 Shares)                -         3         -         248            -             -                    251
Restricted Stock Activity
 (4,252 Shares)                -         -         -          (4)         135             -                    131
                          ------    ------    ------      ------        -----        ------                 ------
Balance-June 30, 1996    $ 9,085   $52,414   $23,236     $(1,337)      $ (182)      $(2,274)               $80,942
                           =====    ======    ======      ======        =====        ======

See Accompanying Notes to Consolidated Financial Statements.

                                     United National Bancorp
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                             1996         1995
OPERATING ACTIVITIES                                        ------       ------
Net Income                                                 $ 5,616      $ 3,906
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
 Depreciation and Amortization                               1,889        1,480
 Amortization of Securities Premiums, Net                        7          298
 Provision for Possible Loan Losses                          1,000          450
 Provision for Deferred Income Taxes                           288           94
 Net Gain on Disposition of Premises and Equipment              (7)         (24)
 Net Gain on Sale of Securities Available for Sale            (352)        (701)
 Trading Account Securities Activity, Net                       33          (91)
 Increase in Other Assets                                      (63)      (2,164)
(Decrease) Increase in Other Liabilities                    (1,252)       2,065
                                                            ------      -------
   Net Cash Provided by Operating Activities                 7,159        5,313
                                                            ------      -------
INVESTING ACTIVITIES
Securities Available for Sale:
 Proceeds from Sales of Securities                          96,496       26,489
 Proceeds from Maturities of Securities                     23,896       10,621
 Purchases of Securities                                   (83,095)     (34,814)
Securities Held to Maturity:
 Proceeds from Maturities of Securities                      8,852        5,020
 Purchases of Securities                                   (40,748)     (38,646)
Net Increase in Loans                                      (10,780)     (29,443)
Deposit Premium from Branch Acquisition                          -      (11,659)
Expenditures for Premises and Equipment                       (587)      (2,515)
Proceeds from Disposal of Premises and Equipment               206          683
Decrease (Increase) in Other Real Estate                       550       (2,166)
                                                            ------       ------
  Net Cash Used in Investing Activities                     (5,210)     (76,430)
                                                            ------       ------
FINANCING ACTIVITIES
Net Decrease in Demand and Savings Deposits                (11,036)     (11,362)
Net (Decrease) Increase in Certificates of Deposit            (880)     122,650
Net Increase (Decrease) in Short-Term Borrowings             9,810      (37,960)
Stock Issued from Debenture Conversion                           -        1,048
Stock Issued from Equity Contracts                               -          221
Cash Dividends on Common Stock                              (1,937)      (1,662)
Proceeds from Exercise of Stock Options                          -          578
Restricted Stock Activity                                      131           32
Sale of Treasury Stock                                         251           37
Purchase of Treasury Stock                                      (3)        (625)
                                                            ------       ------
  Net Cash (Used in) Provided by Financing Activities       (3,664)      72,957
                                                            ------       ------
Net (Decrease) Increase in Cash and Cash Equivalents        (1,715)       1,840
Cash and Cash Equivalents at Beginning of Period            52,572       61,041
                                                            ------       ------
Cash and Cash Equivalents at End of Period                $ 50,857     $ 62,881
                                                            ======       ======
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                 $ 15,259     $ 13,053
 Income Taxes                                                3,805        2,325
Capital Lease Obligation Incurred                                -        9,750

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

(3) Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period, retroactively adjusted for the New Era acquisition and for the impact of subsequent stock dividends. The impact of stock grants is not significant. The stock options and equity contracts (which were issued by New Era and were exercised prior to consummation of the acquisition of New Era), which were dilutive, have been considered in computing the weighted average number of common shares outstanding.

(4) Commitments and Contingencies

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and guarantees (including unused loan commitments of $114,968,000 and $111,187,000 and letters of credit of $2,298,000 and $2,791,000 at June 30, 1996 and December 31, 1995, respectively), which are not reflected in the accompanying consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 and June 30, 1995.

OVERVIEW

The Company realized net income of $2,904,000 for the second quarter of 1996, an increase of $1,545,000 or 113.7% from the $1,359,000 reported for the same period in 1995. Earnings per share were $.81 as compared to the $.38 for the respective periods.

The results for the second quarter of 1995 included a one-time merger related charge of $1,096,000, after tax, or $.30 per share. Net income for the second quarter of 1995, before the merger related charge, was $2,455,000. Income in the second quarter of 1996 increased 18.3% over the same period in 1995, excluding the merger related charge.

For the six months ended June 30, 1996, net income was $5,616,000, an increase of 43.8% from the $3,906,000 reported in the same period last year. Per share earnings were $1.56 and $1.08, respectively, a 44.4% increase. The current year net income compared to the prior year net income, excluding the merger related charge, increased 12.3%.

The increase in net income for the three and six months ended June 30, 1996, compared to 1995, resulted from a number of factors, including a slight increase in net interest income combined with a more substantial increase in non-interest income and certain reductions in non-interest expenses, offset in part by an increase in the provision for possible loan losses.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 1996, decreased $226,000, or 1.2% from the $18,440,000 reported for the same period in 1995. This was attributable to an increase in interest and fees on loans of $107,000 offset by a decrease in interest and dividends on securities of $83,000 and by a $250,000 decrease in interest on Federal funds sold and deposits with Federal Home Loan Bank. The yield on average interest earning assets on a fully taxable equivalent basis decreased 37 basis points from 8.49% for the second quarter of 1995 to 8.12% for the second quarter of 1996. The increase in interest income was primarily attributable to the $31,386,000 increase in average interest earning assets.

For the six months ended June 30, 1996, interest income increased $694,000, or 2.0%, from the $35,449,000 reported for the same period in 1995. This was attributable to an increase of $1,111,000 in interest and fees on loans and a $230,000 increase in interest and dividends on securities, partly offset by a decrease of $647,000 in interest on Federal funds sold and deposits with Federal Home Loan Bank. The increase in interest income was the result of an increase in average interest earning assets of $38,952,000, offset in part, by a 24 basis point decrease in the yield on average interest earning assets.

Interest Expense

As a result of lower rates being paid on savings and interest-bearing transaction accounts, and lower rates on renewing time deposits, the Company's interest expense for the second quarter of 1996 decreased $348,000, or 4.8%, to $6,945,000 from $7,293,000 for the same period last year. Specifically, interest on savings and time deposits decreased $801,000, interest on short-term borrowings increased $376,000 and interest on obligation under capital lease increased $77,000. The Company's average cost of funds decreased from 3.98% for the second quarter of 1995 to 3.73% for the second quarter in 1996, while average interest bearing liabilities increased $14,856,000.

For the six months ended June 30, 1996, interest expense increased by $546,000. Interest expense on the obligation under capital lease increased by $309,000 and short-term borrowings increased by $647,000, while savings and time deposit interest expense decreased by $410,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the second quarter of 1996 was an increase of $122,000 or 1.1%, in net interest income as compared to the second quarter of 1995. The net interest margin and net interest spread, on a fully taxable equivalent basis, declined 10 basis points and 12 basis points, respectively, from the same period last year.

Net interest income for the six months ended June 30, 1996, increased $148,000 or .7% over the same period last year. The net interest margin declined 18 basis points while the net interest spread decreased 22 basis points.

Provision for Possible Loan Losses

For the three months ended June 30, 1996, the provision for possible loan losses was $550,000. There was no provision for possible loan losses in the comparable period last year. The provision for possible loan losses was $1,000,000 for the six months ended June 30, 1996, as compared to $450,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses is based upon a number of factors including, but not limited to, Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Management believes that the allowance for possible loan losses at June 30, 1996 was adequate to absorb presently anticipated possible future losses on existing loans and commitments. At June 30, 1996, the ratio of the allowance for possible loan losses to non-performing loans was 73.8% as compared to 109.38% at June 30, 1995.

Non-Interest Income

For the second quarter of 1996, compared to the second quarter 1995, total non-interest income increased $473,000 or 14.9%, due primarily to a $512,000 increase in other service charges, commissions and fees, along with increases of $78,000 in service charges on deposit accounts and $95,000 in other income. These increases were partially offset by decreases of $187,000 in net gains on securities transactions and $25,000 in trust income. The increase in other service charges, commissions and fees is primarily the result of application fees collected on a new secured credit card solicitation program, which began in January 1996, and increased $525,000 over the prior year. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities.

For the six months ended June 30, 1996, non-interest income increased $657,000 from the same period in 1995, due primarily to increases of $998,000 in other service charges, commissions and fees and $160,000 in service charges on deposit accounts. These increases were partially offset by a declines in net gains on securities transactions of $435,000 and other income of $91,000. Included in other income in 1995 was a $247,000 gain on the sale of the Bridgewater branch facility which occurred in the first quarter of 1995. The increase in other service charges, commissions and fees was primarily the result of the secured credit card application fees which increased $1,036,000 from the same period last year.

Non-Interest Expense

For the quarter ended June 30, 1996, non-interest expense declined $2,421,000, or 19.8% from the same period last year, which included a pre-tax merger related charge of $1,670,000. Excluding the merger related charge in 1995, non-interest expense in the second quarter declined $751,000 or 7.1% from 1995 to 1996. Salaries and employee benefits decreased $570,000, or 10.4%, as salaries decreased $413,000 and employee benefits expense decreased $157,000. The reduction in salaries was achieved through the elimination of certain positions resulting from the acquisition of New Era and by outsourcing data processing through the joint venture investment in United Financial.
Occupancy expenses rose $35,000, or 4.8%, as a result of the expenses relating to the new headquarters facility. Furniture and equipment expense decreased $189,000, or 21.5%, as a result of reduced equipment rental and maintenance expense achieved by outsourcing data processing. Other expenses decreased by $27,000, or .8%, as a result of lower FDIC insurance premiums in 1996 and elimination of redundant expenses as a result of the merger with New Era. These were offset in part by data processing expenses and amortization of goodwill resulting from outsourcing data processing through the joint venture investment in United Financial.

For the six months ended June 30, 1996, non-interest expense decreased $2,755,000 or 12.4% from the same period last year. Excluding the merger related charge in 1995, non-interest expense declined $1,085,000 or 5.3% from 1995 to 1996. Salaries and employee benefits decreased $777,000, or 7.2%; salaries and wages decreased by $658,000 and employee benefits decreased by $119,000. Occupancy expenses rose $343,000, or 26.9%, as a result of the expenses relating to the new headquarters facility. Furniture and equipment expense decreased $360,000, or 20.6%, as a result of reduced equipment rental and maintenance expense achieved by outsourcing data processing. Other expenses decreased by $291,000. Included in other expense in 1995 was a $220,000 loss recorded in the first quarter of 1995 on the sale of the Bank's Knowlton branch facility.

Income Taxes

Income tax expense increased $921,000 to $1,670,000 for the second quarter of 1996 as compared to $749,000 for the same period in 1995. For the six months ended June 30, 1996, income tax expense increased $1,300,000 when compared to the prior year. Of this increase, $574,000 related to the income tax benefit recorded on the merger related charges in 1995. The balance of the increase in income taxes resulted from higher levels of taxable income in 1996.


FINANCIAL CONDITION

June 30, 1996 as compared to December 31, 1995.

Total assets decreased $3,809,000 or .4% from December 31, 1995. There were decreases in investments of $11,921,000 and Federal funds of $4,000,000. These decreases were offset in part by increases of $9,821,000 in loans, $2,285,000 of cash and due from banks and $47,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and all other assets.

Total loans at June 30, 1996 increased $9,821,000 or 1.8% to $561,043,000 from December 31, 1995. Real estate loans increased by $14,154,000 or 7.4% to $204,428,000 at June 30, 1996, as a result of growth in the commercial real estate portfolio. The credit card portfolio increased by $73,000 or .4% from $16,470,000 at December 31, 1995 to $16,543,000 at June 30, 1996. This
increase resulted from credit card accounts opened through Affinity Card programs established with local municipalities offset by a decline in the
nationwide secured card portfolio.   Partially offsetting these increases,
personal loans decreased $4,108,000 or 2.1% from December 31, 1995, as a result of payments on the portfolio exceeding new loan growth. In addition, the commercial loan portfolio decreased by $298,000 or .2% to $151,876,000 at June 30, 1996 from $152,174,000 at December 31, 1995.

The following table presents the components of loans, net of unearned income, by type, for each periods presented.

                                                June 30,          December 31,
(In Thousands)                                    1996                1995

Commercial                                     $151,876            $152,174
Real Estate                                     204,428             190,274
Personal Loans                                  188,196             192,304
Credit Card Loans                                16,543              16,470
                                                -------             -------
  Loans, Net of Unearned Income                $561,043            $551,222
                                                =======             =======

Within the securities portfolio, mortgaged-backed securities decreased by $33,564,000. Offsetting this, in part, were increases in U.S. Treasury and U.S. Government Agencies and Corporations of $5,561,000, obligations of State and Political subdivisions of $8,565,000 and other securities of $7,550,000.
Trading  account securities decreased by $33,000.   The primary reason for the
decline in the investment portfolio was to obtain funding for loan growth during the first half of 1996.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                    June 30, 1996          December 31, 1995
                                Amortized     Market     Amortized     Market
                                   Cost        Value        Cost       Value
                                 -------      -------     -------      -------
Securities Available for Sale
U.S. Treasury Securities
  and U.S. Government
  Agencies and Corporations     $ 66,092     $ 65,224    $ 81,067     $ 82,435


Obligations of States and
  Political Subdivisions          44,953       44,433      39,449       39,923

Mortgage-Backed Securities       151,810      147,924     186,217      186,523

Other Securities                  30,970       32,800      24,036       25,275
                                 -------      -------     -------      -------
Total Securities Available
 For Sale                        293,825      290,381     330,769      334,156
                                 -------      -------     -------      -------

Securities Held to Maturity
U.S. Treasury Securities and
  U.S.Government Agencies
  and Corporations                43,923       43,279      21,151       21,462


Obligations of States and
  Political Subdivisions           7,667        7,478       3,612        3,831

Mortgage-Backed Securities         5,035        4,742           -            -

Other Securities                     100          101          75           77
                                 -------      -------     -------      -------
Total Securities
  Held to Maturity                56,725       55,600      24,838       25,370
                                 -------      -------     -------      -------


                                    June 30, 1996          December 31, 1995
                               Amortized     Market       Amortized    Market
                                   Cost       Value         Cost        Value
                                 -------      -------     -------      -------

Trading Securities                   325          384         339          417
                                 -------      -------     -------      -------
TOTAL SECURITIES                $350,875     $346,365    $355,946     $359,943
                                 =======      =======     =======      =======

Total deposits decreased $11,916,000 or 1.4% from December 31, 1995 to $842,712,000 at June 30, 1996. Demand deposits decreased by $5,685,000, savings deposits decreased by $5,351,000, while time deposits declined by $880,000. Short-term borrowings increased by $9,810,000 to partially cover the decline in deposits. Management continues to monitor the level of deposits and borrowings through its Assets/Liability Management Committee.

Asset Quality

At June 30, 1996, non-performing loans increased $2,633,000, as compared to December 31, 1995. Of the increase in non-performing loans, $2,132,000 was in the commercial portfolio, $473,000 was in the personal loan portfolio, primarily indirect automobile loans, and $84,000 was in the Real Estate loan
portfolio.   Non-performing loans in the credit card portfolio deceased by
$56,000. Of the increase in the commercial loan portfolio, $1,350,000 represented one loan which became 90 days past due and still accruing during the quarter. The loan is currently in litigation and is secured by approximately $2,600,000 of real estate. Management and the Loan Review Department review the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

The following table provides an analysis of non-performing loans and assets:

                              June 30,    March 31,    Dec. 31,     Sept. 30,    June 30,
(dollars in thousands)           1996       1996         1995         1995        1995
                             ---------    ---------    ---------    ---------    -------
Total Assets                $1,006,736   $1,001,175   $1,010,545   $1,001,684   $980,922

Total Loans (Net of
 Unearned Income)           $  561,043   $  546,582   $  551,222   $  527,981   $509,663

Allowance for Possible
  Loan Losses               $    7,453   $    7,348   $    7,412   $    7,929   $  8,828
  % of Total Loans                1.33%        1.34%        1.34%        1.50%      1.73%

Total Non-Performing
  Loans (1)                 $   10,099   $    8,314   $    7,466   $    7,943   $  8,071
  % of Total Assets               1.00%         .83%         .74%         .79%       .82%
  % of Total Loans                1.80%        1.52%        1.35%        1.50%      1.58%

Allowance for Possible Loan
  Losses to Non-Performing
  Loans                          73.80%       88.38%       99.28%       99.82%    109.38%

Total of Non-Performing
  Assets                    $   12,450   $   11,159    $  10,436   $   11,724   $ 11,775
  % of Total Assets               1.24%        1.11%        1.03%        1.17%      1.20%

(1) Non-performing loans consist of:
   (a)impaired loans, which includes non-accrual and renegotiated loans, and

   (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At June 30, 1996, the recorded investment in loans that are considered to be impaired under Financial Accounting Standards Board Statement No. 114 was $5,860,000, of which $5,785,000 was on a non-accrual basis. There was one troubled debt restructured loan for $75,000, which is performing in accordance with the terms of the restructured agreement. The Allowance related to these loans amounted to $1,603,000.

The following table discloses the aggregate amount of impaired loans measured under the two measurement methods and applicable Allowance at June 30, 1996 (dollars in thousands).

                                    Number         Impaired       Allocated
Measurement Method                 Of Loans          Loans        Allowance
- ----------------------             --------        --------       ---------
Fair Market Value                     38           $5,136          $1,188
Discounted Cash Flow                  10              724             415
                                     ---            -----           -----
  Total Impaired Loans                48           $5,860          $1,603
                                     ===            =====           =====

For the quarter ended June 30, 1996, the Company recognized interest income on impaired loans amounting to $45,000, all of which was recognized using the cash basis method of income recognition. For the six months ended June 30, 1996, the Company recognized interest income on impaired loans amounting to $46,000.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on Management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

At June 30, 1996, the allowance for possible loan losses was $7,453,000, up
 .6% from the $7,412,000 at year-end 1995. Net charge-offs for the first half of 1996 were $959,000.

Liquidity Management

At June 30, 1996, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At June 30, 1996, liquid investments, comprised of money market mutual fund instruments, totaled $24,650,000 and all mature within 30 days.

Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $67,788,000 throughout the next twelve months. In addition, all or part of the investment securities available for sale of $290,381,000 could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1996, there were $65,000,000 of short-term lines of credit with remaining availability of $29,119,000. In addition, the Bank has $21,201,000 available on established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York at June 30, 1996 which further support and enhance liquidity.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes a simulation and market value of equity model to assist in measuring and evaluating interest rate risk. Based upon this model, the Company's interest rate sensitivity was essentially neutral within reasonable ranges; for example, at June 30, 1996 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income and market value of equity. However, there can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income and market value of equity.

Capital

Total stockholders' equity decreased $457,000 to $80,942,000 at June 30, 1996 from the $81,399,000 recorded at the end of 1995. The decrease was due to a reduction in unrealized gains on securities available for sale of $4,509,000 (from a $2,235,000 unrealized gain at December 31, 1995 to a $2,274,000 unrealized loss at June 30, 1996) and cash dividends declared of $1,943,000. These decreases were offset, in part, by net income of $5,616,000 for the first half of 1996, coupled with net sales of treasury stock of $248,000 and restricted stock activity of $131,000.

The following table reflects the Company's capital ratios, as of June 30, 1996 and December 31, 1995, and have been presented in accordance with current regulatory guidelines. Accordingly, the net unrealized gain on debt securities available for sale has been excluded from the computation of Tier I and Tier II capital.


(dollars in thousands)           June 30, 1996        December 31, 1995
                               Amount      Ratio      Amount      Ratio
                               -------    ------      -------   -------
Risk-Based Capital
Tier I Capital
   Actual                      $71,632     10.87%     $67,112     10.33%
   Regulatory Minimum
    Requirements               $26,354      4.00%     $25,989      4.00%

Combined Tier I and
  Tier II Capital
   Actual                      $79,085     12.00%     $74,524     11.47%
   Regulatory Minimum
    Requirements               $52,707      8.00%     $51,978      8.00%


Leverage
   Actual                      $71,632      7.17%     $67,112      6.80%
   Regulatory Minimum
    Requirements               $39,947      4.00%     $39,490      4.00%

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 10.33% to 10.87% and from 11.47% to 12.00%, respectively, while the Tier I leverage ratio increased from 6.80% to 7.17% from December 31, 1995 to June 30, 1996, respectively.
The Company's capital ratios increased as a result of the net income for the first half of 1996, offset in part by cash dividends declared.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

       On or about March 20, 1996, the Registrant mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

       At the Annual Meeting, held on April 16, 1996, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

       1. An amendment to the Certificate of Incorporation to increase the authorized common stock from 4,000,000 to 5,000,000 shares.
            For - 2,273,298; Against - 227,828; Abstain - 35,016.

       2. Election of the seven (7) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The following tabulation with respect to each nominee for director is as follows:

                                 Term             Affirmative      Withheld
         Director              Expiration             Votes          Votes
         C. Douglas Cherry        1999              2,519,874        16,268
         Thomas C. Gregor         1999              2,520,044        16,098
         John W. McGowan III      1998              2,510,970        25,172
         Patricia A. McKiernan    1999              2,510,715        25,427
         Charles N. Pond, Jr.     1997              2,509,967        26,175
         David R. Walker          1999              2,520,044        16,098
         George J. Wickard        1999              2,512,393        23,749

         The following directors' terms of office continued after the meeting:

         George W. Blank
         Charles E. Hance
         John R. Kopicki
         Kenneth W. Turnbull
         Donald A. Buckley
         Richard C. Marder
         Antonia S. Marotta
         Ronald E. West

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




                               UNITED NATIONAL BANCORP
                                       (Registrant)








Dated: August 13, 1996                    By: THOMAS C.  GREGOR
                                              ---------------------------
                                              Thomas C. Gregor, Chairman,
                                              President and CEO






Dated: August 13, 1996                    By: DONALD W.  MALWITZ
                                              --------------------------
                                              Donald W. Malwitz
                                              Vice President & Treasurer