Form 10-Q
period 1996-09-30
UNITED NATIONAL BANCORP
filed 1996-11-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1996


                           or

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

     As of November 1,1996 there were 3,810,970 shares of common stock, $2.50 par value, outstanding.

                           UNITED NATIONAL BANCORP


                                   FORM 10-Q

                                    INDEX


PART I -  FINANCIAL INFORMATION                                    PAGE(S)

ITEM 1    Financial Statements and Notes to Consolidated
          Financial Statements                                     1-6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7-15




PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                        16



SIGNATURES                                                        17

Part I - Financial Information

Item 1 - Financial Statements
                   United National Bancorp
                 CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Share Data)
                         (Unaudited)

                                        September 30,         December 31,
                                            1996                  1995
ASSETS
Cash and Due from Banks                 $   50,956            $   45,572
Federal Funds Sold                           2,500                 7,000

Securities:
  Available for Sale, at Market Value      285,022               334,156
  Held to Maturity                          62,441                24,838
  Trading Account Securities,
    at Market Value                            423                   417
                                        ----------            ----------
    Total Securities                       347,886               359,411

Loans (Net of Unearned Income)             567,403               551,222
  Less: Allowance for Possible
    Loan Losses                              7,464                 7,412
                                         ---------            ----------
    Net Loans                              559,939               543,810

Investment in Joint Venture                  3,151                 3,151
Premises and Equipment, Net                 21,775                22,730
Other Real Estate                            1,795                 2,747
Intangible Assets, Primarily
  Core Deposit Premiums                     11,626                12,967
Other Assets                                12,763                13,157
                                        ----------            ----------
  Total Assets                          $1,012,391            $1,010,545
                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                $  145,089            $  153,095
  Savings                                  353,480               369,561
  Time                                     347,864               331,972
                                        ----------            ----------
    Total Deposits                         846,433               854,628

Short-Term Borrowings                       61,184                53,347
Obligation under Capital Lease               9,689                 9,680
Other Liabilities                           11,262                11,491
                                        ----------            ----------
  Total Liabilities                        928,568               929,146

Stockholders' Equity:
Preferred Stock, authorized 300,000
  shares, none issued and outstanding            -                     -
Common Stock, $2.50 Par Value,
  Authorized 5,000,000 Shares,
  Issued 3,854,964 in 1996 and 3,633,794
  in 1995, outstanding shares 3,810,970 and
  3,584,889 in 1996 and 1995, respectively.  9,637                 9,085
Additional Paid-In Capital                  59,541                52,411
Retained Earnings                           17,328                19,563
Treasury Stock (43,994 shares in 1996
 and 48,905 in 1995)                        (1,337)               (1,578)
Restricted Stock                              (180)                 (317)
Net Unrealized (Loss) Gain on Securities
  Available for Sale, Net of Income Taxes   (1,166)                2,235
                                        ----------            ----------
Total Stockholders' Equity                  83,823                81,399
                                        ----------            ----------
Total Liabilities and Stockholders'
  Equity                                $1,012,391            $1,010,545
                                        ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.

                     United National Bancorp
                CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Per Share Data)
                           (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1996        1995      1996        1995
INTEREST INCOME
Interest and Fees on Loans          $ 12,622  $  11,780   $ 36,775    $ 34,744
Interest and Dividends on
  Securities Available for Sale:
  Taxable Income                       4,163      3,844     13,790      11,191
  Tax-Exempt Income                      560        313      1,658         869
Interest and Dividends on
  Securities Held to Maturity:
  Taxable Income                         902      1,834      1,972       5,092
  Tax-Exempt Income                      111        225        277         796
Dividends on Trading Account
  Securities                               3          4         10          10
Interest on Federal Funds Sold
  and Deposits with Federal Home
  Loan Bank                               26        179         48         848
                                    --------   --------   --------    --------
 Total Interest Income                18,387     18,179     54,530      53,550
                                    --------   --------   --------    --------
INTEREST EXPENSE
Interest on Deposits:
 Interest on Savings Deposits          1,706      2,231      5,112       6,712
 Interest on Time Deposits             4,584      4,881     13,589      13,221
Interest on Short-Term Borrowings        771        380      2,004         965
Interest on Obligation Under
  Capital Lease                          233        232        697         387
                                    --------   --------   --------    --------
 Total Interest Expense                7,294      7,724     21,402      21,285
                                    --------   --------   --------    --------
Net Interest Income                   11,093     10,455     33,128      32,265
Provision for Possible Loan Losses       625          -      1,625         450
                                    --------   --------   --------    --------
 Net Interest Income After
 Provision for Possible Loan Losses   10,468     10,455     31,503      31,815
                                    --------   --------   --------    --------
NON-INTEREST INCOME
Trust Income                             990        960      3,315       3,260
Service Charges on Deposit Accounts      935        895      2,773       2,573
Other Service Charges, Commissions
  and Fees                             1,054        525      3,005       1,478
Net Gains from Securities
  Transactions                            64         28        423         822
Other Income                             301        215      1,029       1,036
                                    --------   --------   --------    --------
 Total Non-Interest Income             3,344      2,623     10,545       9,169
                                    --------   --------   --------    --------
NON-INTEREST EXPENSE
Salaries and Employee Benefits         4,615      5,085     14,653      15,900
Occupancy Expense, Net                   755        772      2,375       2,049
Furniture and Equipment Expense          685      1,015      2,070       2,760
Data Processing Expense                  766        185      2,170         579
Amortization of Intangibles              447        428      1,341       1,217
Merger Related Charge                    -            -          -       1,670
Other Expenses                         2,591      1,971      6,809       7,520
                                    --------   --------   --------    --------
 Total Non-Interest Expense            9,859      9,456     29,418      31,695
                                    --------   --------   --------    --------
Income Before Provision for
  Income Taxes                         3,953      3,622     12,630       9,289
Provision for Income Taxes             1,252      1,052      4,313       2,813
                                    --------   --------   --------    --------
 Net Income                        $   2,701 $    2,570  $   8,317   $   6,476
                                    ========   ========   ========    ========
 Net Income Per Common Share       $    0.71 $     0.67  $    2.19   $    1.69
                                    ========   ========   ========    ========

Weighted Average Shares Outstanding    3,809      3,829      3,806       3,821

See Accompanying Notes to Consolidated Financial Statements.

                               United National Bancorp
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                  Additional                                       Net Unrealized          Total
                          Common  Paid-In  Retained    Treasury    Restricted  Gain(Loss) on Securities Stockholders'
                           Stock   Capital  Earnings     Stock         Stock      Available for Sale        Equity
Balance-January 1, 1996  $ 9,085   $52,411   $19,563     $(1,578)      $ (317)      $ 2,235                $81,399
Net Income                     -         -     8,317           -            -             -                  8,317
Cash Dividends Declared -
 $.76 Per Share                -         -    (2,915)          -            -             -                 (2,915)
Stock Issued in Payment of
 Dividend - 218,206 Shares   545     7,092    (7,637)          -            -             -                      -
Exercise of Stock Options
 2,964 Shares                  7        35         -           -            -             -                     42
Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale           -         -         -           -            -        (3,401)                (3,401)
Treasury Stock Purchased       -         -         -          (3)           -             -                     (3)
Treasury Stock Sold
 (7,700 Shares)                -         3         -         248            -             -                    251
Restricted Stock Activity
 (4,327 Shares)                -         -         -          (4)         137             -                    133
                          ------    ------    ------      ------        -----        ------                 ------
Balance-Sept. 30, 1996   $ 9,637   $59,541   $17,328     $(1,337)      $ (180)      $(1,166)               $83,823
                          ======    ======    ======      ======        =====        ======                 ======



See Accompanying Notes to Consolidated Financial Statements.

                        United National Bancorp
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                             1996          1995
OPERATING ACTIVITIES
Net Income                                                 $ 8,317       $ 6,476
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Depreciation and Amortization                               2,810         2,366
 (Accretion)/Amortization of Securities, Net                   (18)          394
 Provision for Possible Loan Losses                          1,625           450
 Provision for Deferred Income Taxes                          (377)          341
 Net Gain on Disposition of Premises and Equipment              (7)          (29)
 Net Gain on Sale of Securities Available for Sale            (375)         (647)
 Trading Account Securities Activity, Net                       (6)         (230)
 Decrease (Increase) in Other Assets                         2,523        (3,503)
(Decrease) Increase in Other Liabilities                      (228)        1,708
                                                           -------       -------
   Net Cash Provided by Operating Activities                14,264         7,326
                                                           -------       -------
INVESTING ACTIVITIES
Securities Available for Sale:
 Proceeds from Sales of Securities                         122,130        31,898
 Proceeds from Maturities of Securities                     29,732        49,092
 Purchases of Securities                                  (107,473)      (92,745)
Securities Held to Maturity:
 Proceeds from Maturities of Securities                     10,061        13,491
 Purchases of Securities                                   (47,679)      (51,947)
Net Increase in Loans                                      (17,754)      (48,660)
Deposit Premium from Branch Acquisition                          -       (11,659)
Expenditures for Premises and Equipment                       (698)       (3,124)
Proceeds from Disposal of Premises and Equipment               191           723
Decrease (Increase) in Other Real Estate                       952        (2,273)
                                                           -------       -------
  Net Cash Used in Investing Activities                    (10,538)     (115,204)
                                                           -------       -------
FINANCING ACTIVITIES
Net Decrease in Demand and Savings Deposits                (24,087)      (21,063)
Net Increase in Certificates of Deposit                     15,892       119,996
Net Increase (Decrease) in Short-Term Borrowings             7,837        (7,152)
Stock Issued from Debenture Conversion                           -         1,048
Stock Issued from Equity Contracts                               -           221
Cash Dividends on Common Stock                              (2,907)       (2,400)
Proceeds from Exercise of Stock Options                         42           577
Restricted Stock Activity                                      133            37
Sale of Treasury Stock                                         251            95
Purchase of Treasury Stock                                      (3)         (625)
                                                           -------       -------
  Net Cash (Used in) Provided by Financing Activities       (2,842)       90,734
                                                           -------       -------
Net Increase (Decrease) in Cash and Cash Equivalents           884       (17,144)
Cash and Cash Equivalents at Beginning of Period            52,572        61,041
                                                           -------       -------
Cash and Cash Equivalents at End of Period                $ 53,456      $ 43,897
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                 $ 23,617      $ 20,941
 Income Taxes                                                4,825         2,415
Capital Lease Obligation Incurred                                -         9,750

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

(3) Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period, retroactively adjusted for the New Era acquisition and for the impact of subsequent stock dividends. The impact of stock grants is not significant. The stock options and equity contracts (which were issued by New Era and exercised prior to consummation of the acquisition of New Era), which were dilutive, have been considered in computing the weighted average number of common shares outstanding.

(4) Commitments and Contingencies

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and guarantees

(including unused loan commitments of $137,067,000 and $111,187,000 and letters of credit of $2,920,000 and $2,791,000 at September 30, 1996 and December 31, 1995, respectively), which are not reflected in the accompanying consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 and September 30, 1995.

OVERVIEW

In the third quarter of 1996, the Company recorded net income of $2,701,000 or $.71 per share, an increase of 5.1% and 6.0% over the $2,570,000 or $.67 per share reported for the same period last year, respectively.

During the third quarter of 1996, all financial institutions with OAKAR or SAIF deposits were required to record a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), as a consequence of the SAIF recapitalization passed by Congress and signed into law during the quarter. The Company recorded a one-time after-tax assessment of $307,000 or $.08 per share due to its SAIF deposits. Net income, excluding one-time SAIF charge, was $3,008,000 or $.79 per share compared to $2,570,000 or $.67 per share for the quarters ended September 30, 1996 and 1995, respectively.

For the nine months ended September 30, 1996, net income was $8,317,000, an increase of 28.4% from the $6,476,000 reported in the same period last year. Per share earnings were $2.19 and $1.69, respectively, a 29.6% increase. The results for 1995 included a one-time merger related charge of $1,096,000, after tax, or $.29 per share.

Current year net income increased 13.9% over prior year net income, after excluding the one-time SAIF charge of $307,000 in 1996 and the merger related charge of $1,096,000, in the nine months ended September 30, 1995.

The increase in net income for the three and nine months ended September 30, 1996, compared to 1995, resulted from a number of factors, including a slight increase in net interest income combined with a more substantial increase in non-interest income and certain reductions in non-interest expenses, offset in part by an increase in the provision for possible loan losses.


EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 1996, increased $208,000 or 1.1% from the $18,179,000 reported for the same period in 1995. This was attributable to an increase in interest and fees on loans of $842,000 offset by a decrease in interest and dividends on securities of $481,000 and by a $153,000 decrease in interest on Federal funds sold and deposits with Federal Home Loan Bank. The yield on average interest earning assets on a fully taxable equivalent basis decreased 3 basis points from 8.19% for the third quarter of 1995 to 8.16% for the third quarter of 1996. The increase in interest income was primarily attributable to the $16,278,000 increase in average interest earning assets.

For the nine months ended September 30, 1996, interest income increased
$980,000 or 1.8% from the $53,550,000 reported for the same period in 1995.
This was attributable to an increase of $2,031,000 in interest and fees on loans offset by $251,000 decrease in interest and dividends on securities, and a decrease of $800,000 in interest on Federal funds sold and deposits with Federal Home Loan Bank. The increase in interest income was the result of an increase in average interest earning assets of $43,657,000, offset in part by a 26 basis point decrease in the yield on average interest earning assets.

Interest Expense

As a result of lower rates being paid on savings and interest bearing transaction accounts, and lower rates on renewing time deposits, the Company's interest expense for the third quarter of 1996 decreased $430,000 or 5.6% to $7,294,000 from $7,724,000 for the same period last year. Specifically, interest on savings and time deposits decreased $822,000 while interest on short-term borrowings increased $392,000. The Company's average cost of funds decreased from 4.07% for the third quarter of 1995 to 3.85% for the third quarter in 1996, while average interest bearing liabilities increased $18,548,000.

For the nine months ended September 30, 1996, interest expense increased by $117,000. Interest expense on the obligation under capital lease increased by $310,000 and short-term borrowings increased by $1,039,000, while savings and time deposit interest expense decreased by $1,232,000.

Net Interest Income

The effect of the changes in interest income and interest expense for the third quarter of 1996 was a net increase of $638,000 or 6.1% in net interest income as compared to the third quarter of 1995. The net interest margin, on a fully taxable basis, increased 23 basis points over the same quarter last year while the net interest spread increased 19 basis points to 4.31%.

Net interest income for the nine months ended September 30, 1996, increased $863,000 or 2.7% over the same period last year. The net interest margin declined 10 basis points while the net interest spread decreased 18 basis points.

Provision and Allowance for Possible Loan Losses

The provision for loan losses was $1,625,000 for the nine months ended September 30, 1996 as compared to $450,000 for the comparable period in 1995. For the third quarter of 1996, the provision was $625,000. There was no provision in the comparable period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses is based upon a number of factors including, but not limited to, Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Management believes that the allowance for possible loan losses at September 30,

1996 was adequate to absorb presently anticipated possible future losses on existing loans and commitments. At September 30, 1996, the ratio of the allowance for possible loan losses to non-performing loans was 75.13% as compared to 99.82% at September 30, 1995.

Non-Interest Income

For the third quarter of 1996, compared to the third quarter of 1995, total non-interest income increased $721,000 or 27.5%, due primarily to a $529,000 increase in other service charges, commissions and fees, along with increases of $40,000 in service charges on deposit accounts, $86,000 in other income, $30,000 in trust income and $36,000 in net gains on securities transactions. The increase in other service charges, commissions and fees is primarily the result of application fees collected on a new secured credit card solicitation program, which began in January 1996, and increased $510,000 over the prior year. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities.

For the nine months ended September 30, 1996, non-interest income increased $1,376,000 or 15.0% from the same period in 1995, due primarily to increases of $1,527,000 in other service charges, commissions and fees, $200,000 in service charges on deposit accounts and $55,000 in trust income. These increases were partially offset by declines in net gains on securities transactions of $399,000 and other income of $7,000. Included in other income in 1995 was a $247,000 gain on the sale of the Bridgewater branch facility which occurred in the first quarter of 1995. The increase in other service charges, commissions and fees was primarily the result of the secured credit card application fees, which increased $1,546,000 from the same period last year.

Non-Interest Expense

For the quarter ended September 30, 1996, non-interest expense increased
$403,000 or 4.3% from the same period last year.   During the third quarter,
the Company recorded a pre-tax charge of $512,000 for the one-time special SAIF assessment. Excluding the SAIF assessment, non-interest expense declined $109,000 or 1.2% from the same period last year. Salaries and employee benefits decreased $470,000 or 9.2% as salaries decreased $229,000 and employee benefits decreased $241,000. The reduction in salaries was achieved through the elimination of certain positions resulting from the acquisition of New Era and by outsourcing data processing through the joint venture investment in United Financial. Occupancy expenses declined $17,000 or 2.2% as a result of ongoing expense reduction programs. Furniture and equipment expense decreased $330,000 or 32.5% as a result of reduced computer equipment rental and maintenance expense achieved by outsourcing data processing. Certain expenses previously recorded in salaries and benefits, furniture and equipment expense, as well as, other expenses are now recorded as data processing expense. Data processing expense increased by $581,000 as a result of outsourcing data processing. Other expenses, excluding the one-time SAIF assessment, increased by $108,000 or 5.5% primarily as a result of increased expenses related to credit card marketing.

For the nine months ended September 30, 1996, non-interest expense decreased $2,277,000 or 7.2% from the same period last year. Excluding the merger related charge in 1995 and the one-time SAIF assessment in 1996, non-interest expense declined $1,119,000 or 3.7% from 1995 to 1996. Salaries and employee benefits decreased $1,247,000 or 7.8% as salaries and wages decreased by $918,000 and employee benefits decreased by $329,000. Occupancy expenses rose $326,000 or 15.9% as a result of the expenses relating to the new headquarters facility. Furniture and equipment expense decreased $690,000 or 25.0% as a result of reduced computer equipment rental and maintenance expense achieved by outsourcing data processing. Data processing expense increased by $1,591,000 as a result of outsourcing data processing. Amortization of intanigles increased by $124,000. Other expenses, excluding one-time charges, decreased by $199,000 or 2.6%. Included in other expense in 1995 was a $220,000 loss recorded in the first quarter of 1995 on the sale of the Bank's Knowlton branch facility.

Income Taxes

Income tax expense increased $200,000 to $1,252,000 for the third quarter of 1996 as compared to $1,052,000 for the same period in 1995. For the nine months ended September 30, 1996, income tax expense increased $1,500,000 when compared to the prior year. Of this increase, $574,000 related to the income tax benefit recorded on the merger related charges in 1995. The balance of the increase in income taxes resulted from higher levels of taxable income in 1996.

FINANCIAL CONDITION

September 30, 1996 as compared to December 31, 1995.

Total assets increased $1,846,000 or .2% from December 31, 1995. There were increases of $16,129,000 in net loans and $5,384,000 in cash and due from banks. These increases were offset, in part, by decreases in securities of $11,525,000, Federal funds of $4,500,000 and $3,642,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and other assets.

Total loans at September 30, 1996 increased $16,181,000 or 2.9% to $567,403,000 from December 31, 1995. Real estate loans increased by $19,389,000 or 10.2% to $209,663,000 at September 30, 1996, as a result of growth in both the residential and commercial real estate portfolios. The credit card portfolio increased by $1,840,000 or 11.2% from $16,470,000 at December 31, 1995 to
$18,310,000 at September 30, 1996. This increase resulted from credit card accounts opened through Affinity Card programs established with local municipalities somewhat offset by a decline in the nationwide secured card
portfolio.   Partially offsetting these increases, personal loans decreased
$4,328,000 or 2.3% from December 31, 1995, as a result of payments on the portfolio exceeding new loan growth. A majority of the decline in personal loans was in the indirect auto portfolio, which has seen lower new loan origination volume as a result of the consumer's preference for leasing new vehicles versus financing. In addition, the commercial loan portfolio decreased by $720,000 or .5% to $151,454,000 at September 30, 1996 from $152,174,000 at
December 31, 1995.

The following table presents the components of loans, net of unearned income, by type, for each of period presented.

                                          September 30,        December 31,
(In Thousands)                                1996                 1995
Commercial                                  $151,454             $152,174
Real Estate                                  209,663              190,274
Personal Loans                               187,976              192,304
Credit Card Loans                             18,310               16,470
                                            --------             --------
  Loans, Net of Unearned Income             $567,403             $551,222
                                            ========             ========

Within the securities portfolio, mortgaged-backed securities decreased by $24,104,000 along with other securities, which decreased by $1,737,000. Offsetting this, in part, were increases in U.S. Treasury and U.S. Government agencies and Corporations of $626,000 and obligations of State and Political subdivisions of $13,684,000. Trading account securities increased by $6,000. The primary reason for the decline in the investment portfolio was to obtain funding for loan growth during the nine months ended September 30, 1996.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                   September 30, 1996        December 31, 1995
                                Amortized      Market     Amortized    Market
                                   Cost        Value         Cost      Value
Securities Available for Sale
U.S. Treasury Securities
 and U.S. Government
 Agencies and Corporations      $ 59,917      $ 59,312    $ 81,067    $ 82,435

Obligations of States and
 Political Subdivisions           44,809        44,780      39,449      39,923

Mortgage-Backed Securities       160,425       157,417     186,217     186,523

Other Securities                  21,637        23,513      24,036      25,275
                                 -------       -------     -------     -------
Total Securities Available
 for Sale                        286,788       285,022     330,769     334,156
                                 -------       -------     -------     -------

                                        11

                                 September 30, 1996           December 31, 1995
                                Amortized     Market        Amortized    Market
Securities Held to Maturity        Cost        Value           Cost       Value
U.S. Treasury Securities and
 U.S.Government Agencies
 and Corporations                 44,900       44,505        21,151     21,462

Obligations of States and
 Political Subdivisions           12,439       12,206         3,612      3,831

Mortgage-Backed Securities         5,002        4,754             -          -

Other Securities                     100          102            75         77

    Total Securities             -------      -------       -------    -------
  Held to Maturity                62,441       61,567        24,838     25,370
                                 -------      -------       -------    -------

Trading Securities                   339          423           339        417
                                 -------      -------       -------    -------
TOTAL SECURITIES                $349,568     $347,012      $355,946   $359,943
                                 =======      =======       =======    =======

Total deposits decreased $8,195,000 or 1.0% from December 31, 1995 to $846,433,000 at September 30, 1996. Demand deposits decreased by $8,006,000, savings deposits decreased by $16,081,000, while time deposits increased by $15,892,000. Short-term borrowings increased by $7,837,000 to partially cover the decline in deposits. Management continues to monitor the level of deposits and borrowings through its Assets/Liability Management Committee.

Asset Quality

At September 30, 1996, non-performing loans increased $2,469,000, as compared to December 31, 1995, but decreased by $164,000, as compared to June 30, 1996. Of the increase in non-performing loans, $1,895,000 was in the commercial portfolio and $748,000 was in the personal loan portfolio, primarily indirect automobile loans. Non-performing loans decreased by $131,000 in the Real Estate loan portfolio and by $43,000 in the credit card portfolio. Of the increase in the commercial loan portfolio, $1,350,000 represented one loan which became 90 days past due and still accruing during the second quarter. The loan is currently in litigation and is secured by approximately $2,600,000 of real estate.
Management and the Loan Review Department review the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

The following table provides an analysis of non-performing loans and assets:

                              Sept. 30   June 30, March 31,  Dec. 31,   Sept. 30,
(Dollars in Thousands)           1996      1996     1996       1995        1995

Total Assets                $1,012,391 $1,006,736 $1,001,175 $1,010,545 $1,001,684
Total Loans (Net of
 Unearned Income)           $  567,403 $  561,043 $  546,582 $  551,222 $  527,981



                              Sept. 30   June 30, March 31,  Dec. 31,   Sept. 30,
(Dollars in Thousands)           1996      1996     1996       1995        1995
Allowance for Possible
  Loan Losses               $   7,464  $    7,453 $    7,348 $    7,412 $    7,929
  % of Total Loans               1.32%       1.33%      1.34%      1.34%      1.50%

Total Non-Performing
  Loans (1)                 $   7,935   $  10,099 $    8,314 $    7,466 $    7,943
  % of Total Assets               .98%       1.00%       .83%       .74%       .79%
  % of Total Loans               1.75%       1.80%      1.52%      1.35%      1.50%

Allowance for Possible Loan
  Losses to Non-Performing
  Loans                         75.13%      73.80%     88.38%     99.28%     99.82%
Total of Non-Performing
  Assets                     $  11,882   $  12,450 $   11,159  $ 10,436 $   11,724
  % of Total Assets               1.17%       1.24%      1.11%     1.03%      1.17%

(1) Non-performing loans consist of:
   (a)impaired loans, which includes non-accrual and renegotiated loans, and
   (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At September 30, 1996, the recorded investment in loans that are considered to be impaired under Financial Accounting Standards Board Statement No. 114 was $6,445,000, of which $6,373,000 was on a non-accrual basis. There was one troubled debt restructured loan for $72,000, which is performing in accordance with the terms of the restructured agreement. The Allowance related to these loans amounted to $1,690,000.

For the quarter ended September 30, 1996, the Company recognized interest income on impaired loans amounting to $26,000, all of which was recognized using the cash basis method of income recognition. For the nine months ended September 30, 1996, the Company recognized interest income on impaired loans amounting to $72,000.

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

At September 30, 1996, the allowance for possible loan losses was $7,464,000, up
 .7% from the $7,412,000 at year-end 1995. Net charge-offs for the nine months ended September 30, 1996 were $1,573,000, as compared to $2,118,000 for the same period in 1995. Net charge-offs for the third quarters of 1996 and 1995 were $614,000 and $899,000, respectively.

Liquidity Management

At September 30, 1996, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At September 30, 1996, liquid investments, comprised of money market mutual fund instruments and Federal Funds sold, totaled $17,837,000 and all mature within 30 days.

Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $94,341,000 throughout the next twelve months. In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt.
At September 30, 1996, there were $65,000,000 of short-term lines of credit with remaining availability of $44,000,000. In addition, the Bank has $8,701,000 available on established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York at September 30, 1996, which further support and enhance liquidity.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes a simulation model to assist in measuring and evaluating interest rate risk. Based upon this model, the Company's interest rate sensitivity was essentially neutral within reasonable ranges; for example, at September 30, 1996 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income. However, there can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income.

Capital

Total stockholders' equity increased $2,424,000 to $83,823,000 at September 30, 1996 from the $81,399,000 recorded at the end of 1995. The increase was the result of net income of $8,317,000 for the nine months ended September 30, 1996, coupled with net sales of treasury stock of $248,000, $42,000 from the exercise of stock options and restricted stock activity of $133,000. These increases were offset, in part, by a reduction in unrealized gains on securities available for sale of $3,401,000 (from a $2,235,000 unrealized gain at December 31, 1995 to a $1,166,000 unrealized loss at September 30, 1996) and cash dividends declared of $2,915,000.

The following table reflects the Company's capital ratios, as of September 30, 1996 and December 31, 1995, and have been presented in accordance with current regulatory guidelines. Accordingly, the net unrealized gain (loss) on debt securities available for sale has been excluded from the computation of Tier I and Tier II capital.

(Dollars in Thousands)         September 30, 1996      December 31, 1995
                                Amount     Ratio        Amount     Ratio
Risk-Based Capital
Tier I Capital
   Actual                      $73,882     10.93%      $67,112     10.33%
   Regulatory Minimum
    Requirements               $27,039      4.00%      $25,989      4.00%

Combined Tier I and
  Tier II Capital
   Actual                      $81,346     12.03%      $74,524     11.47%
   Regulatory Minimum
    Requirements               $54,078      8.00%      $51,978      8.00%

Leverage
   Actual                      $73,882      7.41%      $67,112      6.80%
   Regulatory Minimum
    Requirements               $39,907      4.00%      $39,490      4.00%

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 10.33% to 10.93% and from 11.47% to 12.03%, respectively, while the Tier I leverage ratio increased from 6.80% to 7.41% from December 31, 1995 to September 30, 1996, respectively. The Company's capital ratios increased as a result of the net income for the nine months ended September 30, 1996, offset in part by cash dividends declared.

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




                                                 UNITED NATIONAL BANCORP
                                                         (Registrant)








Dated: November 13, 1996                  By: THOMAS C.  GREGOR
                                              Thomas C. Gregor, Chairman
                                              President and CEO






Dated: November 13, 1996                  By: DONALD W.  MALWITZ
                                              Donald W. Malwitz
                                              Vice President & Treasurer