Form 10-Q/A
period 1996-09-30
UNITED NATIONAL BANCORP
filed 1996-12-03
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A


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

This Form 10-Q/A is being filed to correct the last paragraph under the caption "Non-Interest Exense" in Management's Discussion and Analysis on Page 10.

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

For the nine months ended September 30, 1996, non-interest expense decreased $2,277,000 or 7.2% from the same period last year. Excluding the merger related charge in 1995 and the one-time SAIF assessment in 1996, non-interest expense declined $1,119,000 or 3.7% from 1995 to 1996. Salaries and employee benefits decreased $1,247,000 or 7.8% as salaries and wages decreased by $918,000 and employee benefits decreased by $329,000. Occupancy expenses rose $326,000 or 15.9% as a result of the expenses relating to the new headquarters facility. Furniture and equipment expense decreased $690,000 or 25.0% as a result of reduced computer equipment rental and maintenance expense achieved by outsourcing data processing. Data processing expense increased by $1,591,000 as a result of outsourcing data processing. Amortization of intangibles increased by $124,000. Other expenses, excluding one-time charges, decreased by $1,223,000 or 16.3%. Included in other expense in 1995 was a $220,000 loss recorded in the first quarter of 1995 on the sale of the Bank's Knowlton branch facility.

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




                                                 UNITED NATIONAL BANCORP
                                                         (Registrant)








Dated: November 26, 1996                  By: THOMAS C.  GREGOR
                                              Thomas C. Gregor, Chairman
                                              President and CEO






Dated: November 26, 1996                  By: DONALD W.  MALWITZ
                                              Donald W. Malwitz
                                              Vice President & Treasurer