Form 10-K405
period 1996-12-31
UNITED NATIONAL BANCORP
filed 1997-03-28
CIK 831959

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-16931
                            -------------------------
                             UNITED NATIONAL BANCORP
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                   22-2894827
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

     1130 Route 22 East
  Bridgewater, New Jersey                                  08807
----------------------------------------                 ---------
(Address of principal executive offices)                 (ZIP CODE)

                                 (908) 429-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $2.50 par value              NASDAQ National Market System
----------------------------              -------------------------------
   (Title of each class)                  (Name of each exchange on which
                                                    registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of January 31, 1997, amounted to $131,378,000.

The number of shares of Registrant's Common Stock, $2.50 par value, outstanding as of March 15, 1997 was 4,369,268.

                       Documents Incorporated by Reference



                                                      Part(s) Into
                  Documents                         Which Incorporated
                 ----------                       ---------------------
United's  Annual  Report to  Shareholders
for the year ended  December 31, 1996
("United's  1996  Annual  Report"),
pages 13 through  52,  except for the table
headed "Dividend Payment, 10 Year
Schedule" on page 52.                                  Part I, Part II

United's  Proxy  Statement to be used in
connection  with the Annual  Meeting of
Shareholders  which is anticipated to
be held on April 15, 1997 ("United's Proxy
Statement  for its  1997  Annual  Meeting")
under  the  captions  "Election  of
Directors",   "Stock   Ownership  of
Management  and  Principal   Shareholder",
"Executive Compensation", and "Compensation
Committee Interlocks and Insider Participation".       Part III


With the exception of information specifically incorporated by reference, United's 1996 Annual Report and United's Proxy Statement for its 1997 Annual Meeting are not deemed to be part of this report.

PART I

Item 1 - Business

(a)      General Development of Business

United National Bancorp ("United", "Registrant" or the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). United was incorporated by United National Bank (the "Bank") in the State of New Jersey on August 13, 1987 and commenced operations August 1, 1988 as a bank holding company for the Bank. The corporate headquarters of both United and the Bank are located at 1130 Route 22 East, Bridgewater, New Jersey, and the phone number is (908) 429-2200.

As of December 31, 1996, United had consolidated assets of approximately $1 billion, deposits of $881 million and stockholders' equity of $88 million.

Banking Subsidiary

The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 under the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates 19 branches throughout Central New Jersey. The Bank operates three branches in Hunterdon County, three branches in Middlesex County, six branches in Somerset County, four branches in Union County and three branches in Warren County, New Jersey. The Bank also operates 23 automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network and Honor, a Florida network. The branch and ATM locations include the one branch and ATM added as a result of the Farrington Bank ("Farrington") acquisition, which was consummated on February 28, 1997.

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

On June 30, 1995, the Bank acquired all of the outstanding shares of New Era Bank ("New Era") based in the Somerset section of Franklin Township, New Jersey. Each share of New Era was converted into .7431 shares of the Company's common stock, for a total of 684,904 shares. At the time of the acquisition, New Era had approximately $120 million in assets. The acquisition has been accounted for under the pooling-of-interests method of accounting.

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

On February 28, 1997, the Bank acquired all of the outstanding shares of Farrington based in North Brunswick, New Jersey. Each share of Farrington was converted into .7647 shares of the Company's common stock for a total of approximately 549,000 shares issued. At the time of the acquisition, Farrington had approximately $63 million in assets. The acquisition has been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's consolidated financial statements presented in future reports will be restated to include the accounts and results of Farrington. In connection with the acquisition, the Company expects to take a one-time merger related charge of $1.7 million in the first quarter of 1997.

Later Development

On March 21, 1997, the Company privately placed $20 million in capital securities pursuant to Rule 144A under the Securities Act of 1933. The 10.01% capital securities represent a preferred beneficial interest in the assets of UNB Capital Trust I, a statutory business trust. The trust exists for the sole purpose of issuing the trust securities and investing the proceeds in 10.01% Junior Subordinated Deferable Interest Debentures issued by United which mature on March 15, 2027. The capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation. The $20 million will be included in Tier I capital for regulatory purposes, subject to certain limitations, but will be classified as long-term debt for financial reporting purposes.

(b)      Industry Segments

The Company has one industry segment - commercial banking.

(c)      Narrative Description of Business

Personal Banking Services

The Bank, through its 19 branch network and 23 MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, Super NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts (IRAs), self-employed pension plans (SEPs), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was approximately $850 million at December 31, 1996.

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

Other Subsidiary

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1996, approximately $180.0 million of the Bank's investment portfolio is being managed by this New Jersey Corporation.

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



Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the BHCA, and is registered as such with and is supervised by the Board. The Company is required to file reports with the Board and provide such additional information as the Board may require.

The Company is required to obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless such an acquisition is specifically authorized by laws of the state in which such bank is located. In addition to the approval of the Board, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that the Board may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law effective June 1, 1997. States have authority to opt out of the legislation subject to certain conditions and states have the authority to permit interstate merger transactions prior to the 1997 effective date. In addition, the Interstate Banking Act permits de novo branching across state lines effective June 1, 1997 but only with respect to states which affirmatively adopt legislation authorizing de novo interstate branching.

On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

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


Regulation of the Bank

The Bank is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law, primarily through the Bank Insurance Fund (the "BIF"). As a result of the Bank's acquisition of various branches and deposits of Savings Association Insurance Fund ("SAIF") member institutions, a portion of the Bank's deposit base is subject to deposit insurance premiums calculated at assessment rates paid by SAIF-member institutions. At December 31, 1996, the portion of the Bank's deposit base assessed at the SAIF rate was approximately $80 million, or 9.0% of the Bank deposits.

For the first three quarters of 1995, both SAIF-member institutions and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995 the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act"), signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. As a result of the Funds Act, the Bank paid a special assessment of $512,000 for its SAIF deposits, which it accrued in the third quarter of 1996. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. Oakar deposits will be treated as SAIF deposits for purposes of the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

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

In April 1995, the OCC and the other federal banking agencies adopted amendments revising their CRA regulations, with the new regulations phased in over a period from July 1, 1995 through July 1, 1997. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:
(i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

See "Capital" on page 18, "Note 1m. Cash Dividend Restrictions" on pages 33-34 and "Note 12-Capital Requirements" on page 41-42 of United's 1996 Annual Report.

Capital Requirements

The Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At
December 31, 1996, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.00% and total risk-based capital as a percentage of risk-weighted assets of 11.99%.

In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1996, the Company had a Leverage Ratio of 7.56%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the Board's risk-based capital framework. As of December 31, 1996, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 10.25% and a total risk-based capital ratio of 11.23%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 1996, the Bank had a Leverage Ratio of 7.04%.

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

At the present time, the Bank is the only FDIC-insured depository institution controlled by the Company. Such liability to the FDIC is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. The imposition of such liability in sufficient amounts, however, could lead to the appointment of the FDIC as conservator or receiver for the Bank.

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

Employees

On December 31, 1996, there were 470 persons employed by the Company and the Bank.

(d)      Financial Information About Foreign and Domestic Operations and Export
Sales

         Not Applicable

(e)      Statistical Information

The following are the statistical disclosures for a bank holding company required pursuant to Industry Guide 3:


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a 34% tax rate.




                                                      1996                          1995                            1994
                                       -------------------------------   ---------------------------    ----------------------------
                                                   Interest   Average             Interest   Average              Interest  Average
                                          Average   Income/    Yield/     Average  Income/    Yield/     Average   Income/   Yield/
(Dollars in Thousands)                    Balance   Expense     Rate      Balance  Expense     Rate      Balance   Expense    Rate
                                       -------------------------------   ---------------------------    ----------------------------
Assets:
Interest Earning Assets:
  Securities Available for Sale, at Cost:
    Taxable                            $  262,086   $17,820      6.80%     $229,519  $ 15,488    6.75%   $267,165  $ 17,367    6.50%
    Non-Taxable                            44,554     3,336      7.49        26,283     1,907    7.26      21,188     1,527    7.21
  Securities Held to Maturity:
    Taxable                                39,982     2,902      7.26        90,925     6,491    7.14      46,405     2,820    6.08
    Non-Taxable                             8,510       661      7.77        17,333     1,442    8.32      24,258     1,995    8.22
  Trading Account Securities                  344        13      3.78           366        14    3.83         304        10    3.29
                                       -------------------------------     --------------------------    ---------------------------
    Total Securities                      355,476    24,732      6.96       364,426    25,342    6.95     359,320    23,719    6.60
                                       -------------------------------     --------------------------    ---------------------------
  Federal Funds Sold                        3,095       168      5.43         9,203       549    5.97      10,578       439    4.15
  Federal Home Loan Bank Deposits             906        48      5.30         6,028       351    5.82           -         -       -
  Loans (Net of Unearned Income) (1):
    Commercial                            144,599    13,324      9.21       123,626    10,432    8.44      91,907     7,745    8.43
    Commercial-Tax Exempt                   1,515       145      9.57         1,795       173    9.64       2,248       236   10.50
    Real Estate                           202,026    17,053      8.44       183,102    17,210    9.40     170,968    13,771    8.05
    Credit Card                            17,452     3,375     19.34        18,397     3,574   19.43      19,708     4,841   24.56
    Installment                           187,869    15,694      8.35       179,363    14,892    8.30     132,876    10,280    7.74
    Impaired Loans                          5,640       131      2.32         4,310       668   15.50           -         -       -
                                       -------------------------------     --------------------------   ----------------------------
    Total Loans                           559,101    49,722      8.89       510,593    46,949    9.19     417,707    36,873    8.83
                                       -------------------------------     --------------------------   ----------------------------
    Total Interest Earning Assets         918,578    74,670      8.13       890,250    73,191    8.22     787,605    61,031    7.75
                                       -------------------------------     --------------------------   ----------------------------
Non-Interest Earning Assets:
  Cash and Due From Banks                  43,968                            44,551                        45,261
  Other Assets                             54,227                            51,800                        34,872
  Net Unrealized Loss On Securities
    Available for Sale                        (52)                           (4,816)                       (2,404)
  Allowance for Possible Loan Losses       (7,687)                           (8,912)                      (10,109)
                                       -----------                         ---------                     ---------
    Total Non-Interest Earning Assets      90,456                            82,623                        67,620
                                       -----------                         ---------                     ---------
    Total Assets                       $1,009,034                          $972,873                      $855,225
                                       ===========                         =========                     =========

                                                      1996                          1995                             1994
                                       -------------------------------    --------------------------     ---------------------------
                                                    Interest   Average            Interest   Average               Interest  Average
                                         Average     Income/    Yield/    Average   Income/   Yield/     Average    Income/   Yield/
(Dollars in Thousands)                   Balance    Expense      Rate     Balance  Expense     Rate      Balance   Expense     Rate
                                       -------------------------------    --------------------------     ---------------------------
Liabilities and Stockholders' Equity:
Interest Bearing Liabilities:
  Savings Deposits                     $  352,316     6,813      1.93      $376,630     8,882    2.36    $394,033     9,002    2.28
  Time Deposits                           343,746    18,460      5.37       329,141    17,996    5.47     205,352     7,833    3.81
                                       -------------------------------     --------------------------   ----------------------------
    Total Savings and Time Deposits       696,062    25,273      3.63       705,771    26,878    3.81     599,385    16,835    2.81
  Short-Term Borrowings                    50,350     2,653      5.27        29,638     1,631    5.50      25,949     1,144    4.41
  Other Borrowings                          9,687       929      9.59         6,495       619    9.53           -         -       -
                                       -------------------------------     --------------------------   ----------------------------
  Total Interest Bearing Liabilities      756,099    28,855      3.82       741,904    29,128    3.93     625,334    17,979    2.88
                                       -------------------------------     --------------------------   ----------------------------

Non-Interest Bearing Liabilities:
  Demand Deposits and Non-Interest
    Bearing Savings                       158,367                           146,393                       154,533
  Other Liabilities                        10,369                             9,452                         6,199
                                       -----------                         ---------                     ---------
    Total Non-Interest
      Bearing Liabilities                 168,736                           155,845                       160,732

Stockholders' Equity (2)                   84,199                            75,124                        69,159
                                       -----------                         ---------                     ---------
    Total Liabilities and
      Stockholders' Equity             $1,009,034                          $972,873                      $855,225
                                       ===========                         =========                     =========
Net Interest Income
  (Tax-Equivalent Basis)                             45,815                            44,063                        43,052
Tax-Equivalent Adjustment                            (1,408)                           (1,197)                       (1,277)
                                                    --------                          --------                      --------
Net Interest Income                                 $44,407                           $42,866                       $41,775
                                                    ========                          ========                      ========
Net Interest Spread
  (Tax-Equivalent Basis)                                         4.31%                           4.29%                         4.87%
                                                                 =====                           =====                         =====
Net Interest Margin
   (Tax-Equivalent Basis)                                        4.99%                           4.95%                         5.47%
                                                                 =====                           =====                         =====

(1) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material. (2) Includes net unrealized loss on securities available for sale, net of tax, of $34, $3,176 and $1,603 for 1996, 1995 and 1994, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                       1996 Compared with 1995             1995 Compared with 1994
                                                   -------------------------------    ------------------------------
                                                               Increase (Decrease)               Increase (Decrease)
                                                      Total    -------------------      Total     ------------------
                                                    Increase    Due in Change in:      Increase    Due in Change in:
(In Thousands)                                     (Decrease)     Volume    Rate      (Decrease)     Volume    Rate
                                                   ----------   -------- --------     ----------   --------  -------
Interest Income:
  Loans                                              $2,773     $ 4,075  $(1,302)      $10,076       $8,051  $2,025
  Securities Available for Sale:
    Taxable                                           2,332       2,196      136        (1,879)      (2,546)    667
    Non-Taxable                                       1,429       1,368       61           380          372       8
  Securities Held to Maturity:
    Taxable                                          (3,589)     (3,689)     100         3,671        3,503     168
    Non-Taxable                                        (781)       (685)     (96)         (553)        (577)     24
  Trading Account Securities                             (1)         (1)       -             4            2       2
  Federal Funds Sold and Deposits
    with Federal Home Loan Bank                        (684)       (603)     (81)          461          269     192
                                                    -----------------------------      -----------------------------
      Total Interest Income                           1,479       2,661   (1,182)       12,160        9,074   3,086
                                                    -----------------------------      -----------------------------
Interest Expense:
  Savings Deposits                                   (2,069)       (465)  (1,604)         (120)        (424)    304
  Time Deposits                                         464         792     (328)       10,163        6,760   3,403
  Short-Term Borrowings                               1,022       1,090      (68)          593          309     284
  Other Borrowings                                      310         306        4           513          513       -
                                                     ----------------------------      -----------------------------
    Total Interest Expense                             (273)      1,723   (1,996)       11,149        7,158   3,991
                                                     ----------------------------      -----------------------------
  Changes in Net Interest Income                     $1,752     $   938  $   814       $ 1,011       $1,916  $ (905)
                                                     ============================      =============================

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

INFLATION AND CHANGING INTEREST RATES

Interest rate risk at a given point in time is portrayed by the interest rate sensitivity position ("gap"). The cumulative gap represents the net position of assets and liabilities subject to repricing in specific time periods. The gap presented at any point in time is one measure of the risk inherent in the existing balance sheet structure as it relates to potential changes in net interest income. Gap alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. The following table shows the Company's gap position at December 31, 1996.

Interest Rate Sensitivity Analysis
As of December 31, 1996



                                                                       Maturing or Repricing
                                     ----------------------------------------------------------------------------------------
                                     Due Within      Due Between      Due Between      Due After       Rate
(Dollars In Thousands)                3 Months    4 & 12 Months      1 & 5 Years        5 Years    Insensitive         Total
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Securities (1)                        $ 64,884         $ 66,148         $125,495       $ 86,067     $    6,426     $  349,020
Loans (Less Unearned Income):
  Commercial                           132,171            9,256           13,391          1,395          4,231        160,444
  Real Estate                           29,029           21,435          104,824         65,904          3,464        224,656
  Installment                           42,460           64,966           71,927          4,185            315        183,853
  Credit Cards (2)                          -                 -                -              -         20,301         20,301
-----------------------------------------------------------------------------------------------------------------------------
    Total Loans                        203,660           95,657          190,142         71,484         28,311        589,254
-----------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gain-Securities
  Available for Sale
  and Trading Account                    1,640                -                -              -              -          1,640
Investment in Joint Venture                  -                -                -              -          3,151          3,151
Other Assets                                 -                -                -              -         94,484         94,484
-----------------------------------------------------------------------------------------------------------------------------
  Total Assets                        $270,184         $161,805         $315,637       $157,551     $  132,372     $1,037,549
=============================================================================================================================
  Cumulative Total Assets             $270,184         $431,989         $747,626       $905,177     $1,037,549
=============================================================================================================================
Liabilities and Stockholders' Equity:
Deposits:
  Non-Interest Bearing (2)            $     -          $      -         $      -       $      -     $  161,691     $  161,691
  Interest Bearing Transaction
    Accounts                            15,764                -           36,036         60,808              -        112,608
  Other Savings                         62,868                -          105,871         66,250              -        234,989
  Time                                 152,556          153,853           64,903            674              -        371,986
-----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                     231,188          153,853          206,810        127,732        161,691        881,274
Short-Term Borrowings                   25,728           20,600                -              -              -         46,328
Other Borrowings                             -                -                -              -          9,693          9,693
Other Liabilities                            -                -                -              -         12,165         12,165
Stockholders' Equity                         -                -                -              -         88,089         88,089
-----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Stockholder's Equity              $256,916         $174,453         $206,810       $127,732     $  271,638     $1,037,549
=============================================================================================================================

Interest Rate Sensitivity Analysis
As of December 31, 1996
(Continued)

                                                                  Maturing or Repricing
                                     ----------------------------------------------------------------------------------------
                                     Due Within      Due Between      Due Between     Due After       Rate
(Dollars In Thousands)                3 Months      4 & 12 Months     1 & 5 Years     5 Years      Insensitive         Total
-----------------------------------------------------------------------------------------------------------------------------
  Cumulative Total
    Liabilities and
    Stockholders' Equity              $256,916         $431,369         $638,179       $765,911     $1,037,549
=============================================================================================================================

Interest Sensitivity Gap              $ 13,268         $(12,648)        $108,827       $ 29,819     $ (139,266)
=============================================================================================================================
Cumulative Interest
  Sensitivity Gap                     $ 13,268         $    620         $109,447       $139,266
=============================================================================================================================
Ratio of Interest Sensitive
  Assets to Liabilities                   1.05X            0.93X            1.53X          1.23X
=============================================================================================================================
Ratio of Cumulative Interest
  Sensitive Assets to Liabilities         1.05X            1.00X            1.17X          1.18X
=============================================================================================================================

(1) Securities reported at amortized cost.
(2) Credit card loans are included in the "Rate Insensitive" time frame as they do not have a maturity date. Non-interest bearing credit card security deposits are included in the "Rate Insensitive" time frame as they are used to fund the credit card loans outstanding.

INVESTMENT PORTFOLIO

The following table sets forth the book value of the Company's securities held to maturity portfolio at year-end 1996, 1995 and 1994.

                                                        December 31,
                                             -----------------------------------
(In Thousands)                                1996          1995          1994
--------------------------------------------------------------------------------
Debt Securities:
  U.S. Treasury Securities                  $   980       $     -       $12,635
  Obligations of U.S. Government
    Agencies and Corporations                42,921        21,151        49,073
  Obligations of States and Political
    Subdivisions                             12,470         3,612        22,099
  Agency Issued Mortgage-Backed
    Securities                                4,945             -        12,497
  Securities Issued by Foreign
    Governments                                 100            75            50
--------------------------------------------------------------------------------
    Total Securities Held to Maturity       $61,416       $24,838       $96,354
================================================================================


The following table sets forth the amortized cost of the Company's available for sale portfolio at year-end 1996, 1995 and 1994. At December 31, 1996 and 1995 and 1994, these securities are carried at market.

                                                     December 31,
                                           -------------------------------------
(In Thousands)                             1996          1995          1994
--------------------------------------------------------------------------------
Debt Securities:
  U.S. Treasury Securities                 $      -      $  6,521      $ 27,884
  Obligations of U.S. Government
    Agencies and Corporations                41,391        74,546        29,186
  Obligations of States and Political
    Subdivisions                             44,765        39,449        22,807
  Agency Issued Mortgage-Backed
    Securities                              175,452       186,217       135,441
--------------------------------------------------------------------------------
    Total Debt Securities                   261,608       306,733       215,318
--------------------------------------------------------------------------------
Equity Securities:
  Marketable Equity Securities               21,241        19,817        19,986
  Federal Reserve Bank and Federal
    Home Loan Bank Stock                      4,394         4,219         1,170
--------------------------------------------------------------------------------
    Total Equity Securities                  25,635        24,036        21,156
--------------------------------------------------------------------------------
    Total Securities Available for Sale    $287,243      $330,769      $236,474
================================================================================

The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 34% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolio at December 31, 1996, excluding equity securities, were as follows:



MATURITIES AND WEIGHTED AVERAGE YIELDS

                                              After 1 Year  After 5 Years
                                    Within     but within    but Within     After
(Dollars In Thousands)              1 Year     5 Years        10 Years    10 Years   Total
--------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
  Book Value                      $    -      $   980         $     -   $      -   $    980
  Weighted Average Yield               -%        6.25%              -%         -%      6.25%
Obligations of U.S. Government
 Agencies and Corporations:
  Book Value                           -        8,946          33,975          -     42,921
  Weighted Average Yield               -%        6.62%           7.43%         -%      7.26%
Obligation of States and
 Political Subdivisions:
  Book Value                       2,457            -           5,057      4,956     12,470
  Weighted Average Yield            6.73%           -%           7.05%      9.00%      7.76%
Agency Issued Mortgage-Backed
 Securities:
  Book Value                           -            -               -      4,945      4,945
  Weighted Average Yield               -%           -%              -%      7.20%      7.20%
Securities Issued by
 Foreign Governments:
  Book Value                           -            -             100          -        100
  Weighted Average Yield               -%           -%           7.04%         -%      7.04%
--------------------------------------------------------------------------------------------
Total Securities Held
 to Maturity:
  Book Value                      $2,457      $ 9,926         $39,132   $  9,901   $ 61,416
  Weighted Average Yield            6.73%        6.58%           7.38%      8.10%      7.34%
============================================================================================

SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government
 Agencies and Corporations:
  Book Value                      $1,000      $15,000         $15,391   $ 10,000   $ 41,391
  Weighted Average Yield            6.75%        6.32%           7.47%      7.28%      6.99%
Obligations of States and
 Political Subdivisions:
  Book Value                       4,873       15,275          14,627      9,990     44,765
  Weighted Average Yield            8.42%        7.14%           7.32%      8.21%      7.58%
Agency Issued Mortgage-Backed
 Securities:
  Book Value                         253        6,334          27,565    141,300    175,452
  Weighted Average Yield            7.50%        5.91%           6.98%      6.87%      6.85%
--------------------------------------------------------------------------------------------
Total Securities Available
 for Sale:
  Book Value                      $6,126      $36,609         $57,583   $161,290   $261,608
  Weighted Average Yield            8.11%        6.59%           7.20%      6.98%      7.00%
============================================================================================

LOAN PORTFOLIO

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31 for each of the last five years.


(In Thousands)             1996        1995        1994        1993        1992
--------------------------------------------------------------------------------
Commercial, Financial
 and Agricultural       $160,591    $129,992    $ 88,701    $ 93,730    $ 92,072
Real Estate              225,604     212,457     207,015     167,768     142,158
Installment              223,621     230,290     204,674     123,277     111,392
--------------------------------------------------------------------------------
Total Loans Outstanding  609,816     572,739     500,390     384,775     345,622
Less:  Unearned Income
  on Loans                20,562      21,517      18,951       7,983       4,608
--------------------------------------------------------------------------------
Loans, Net of Unearned
  Income                $589,254    $551,222    $481,439    $376,792    $341,014
================================================================================




Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                   Maturing
                                 -----------------------------------------------
                                              After One
                                   Within     But Within     After
(In Thousands)                    One Year    Five Years   Five Years     Total
--------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural                $128,046      $82,188      $7,759     $217,993
Real Estate-Construction            11,540            -           -       11,540
--------------------------------------------------------------------------------
                                  $139,586      $82,188      $7,759     $229,533
================================================================================

Loans Maturing After One Year With:
  Fixed Interest Rates                          $51,440      $7,759
  Variable Interest Rates                        30,748           -
--------------------------------------------------------------------------------
                                                $82,188      $7,759
================================================================================

Non-Accrual, Past Due and Restructured Loans

The following table provides an analysis of non-performing assets as of December 31 for each of the last five years.


(In Thousands)                     1996      1995      1994      1993      1992
--------------------------------------------------------------------------------
Non-Accrual Loans (1):
  Commercial and Industrial     $   463   $   705   $ 2,046   $ 1,721   $ 1,324
  Loans Secured by Real Estate    6,846     4,926     6,520     5,089     6,197
  Loans to Individuals for
    Household, Family and Other
    Personal Expenditure            351       483       401        28       140
--------------------------------------------------------------------------------
  Total Non-Accrual Loans         7,660     6,114     8,967     6,838     7,661
--------------------------------------------------------------------------------
Loans Past Due 90 Days
 or More (2):
  Commercial and Industrial           4        61       730     3,410        71
  Loans Secured by Real Estate      781       593       339       984       715
  Loans to Individuals for
    Household, Family and Other
    Personal Expenditures           709       698       363       188       407
--------------------------------------------------------------------------------
  Total Loans Past Due
   90 Days or More (2)            1,494     1,352     1,432     4,582     1,193
--------------------------------------------------------------------------------
Troubled Debt Restructured           67         -         -         -         -
--------------------------------------------------------------------------------
  Total Non-Performing Loans      9,221     7,466    10,399    11,420     8,854

Other Real Estate Owned (3)       1,722     2,747     1,366     2,326     2,724
Other Assets Owned (4)              178       223       181        75        52
--------------------------------------------------------------------------------
  Total Non-Performing Assets   $11,121   $10,436   $11,946   $13,821   $11,630
================================================================================
Non-Performing Loans as a
 Percentage of Loans (year-end)    1.56%     1.35%     2.16%     3.03%     2.60%
================================================================================
Non-Performing Loans as a
 Percentage of Total Assets
 (year-end)                        0.89%     0.74%     1.18%     1.33%     1.08%
================================================================================
Non-Performing Assets as
  a Percentage of Loans, Other
  Real Estate Owned and Other
  Assets Owned (year-end)          1.88%     1.88%     2.47%     3.64%     3.38%
================================================================================
Non-Performing Assets as
  a Percentage of Total Assets
  (year-end)                       1.07%     1.03%     1.35%     1.61%     1.41%
================================================================================

(1) Generally represents those loans on which Management has determined that borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is past due for a period of 90 days or more (except when such loans are both well-secured and in the process of collection). When loans are placed on non-accrual status, all accrued but unpaid interest is reversed.

(2) Represents loans on which payments of interest and/or principal are contractually past due 90 days or more, but are currently accruing interest at the previously negotiated rates, based on a determination that such loans are both well-secured and in the process of collection.

(3) Consists of real estate acquired through foreclosure.

(4) Consists of assets, other than real estate, acquired through repossession, forfeiture or abandonment.

Potential Problem Loans

At December 31, 1996, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for possible loan losses for the five year period ending December 31, 1996:

                                                     Years Ended December 31,
                                    ---------------------------------------------------------
(Dollars In Thousands)                 1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------
Loans, Net of Unearned
  Income - December 31,             $589,254    $551,222    $481,439    $376,792    $341,014
=============================================================================================
Average Loans Outstanding           $559,101    $510,593    $417,707    $350,761    $336,242
=============================================================================================
Allowance for Possible Loan
  Losses-January 1,                 $  7,412    $  9,597    $ 10,812    $  9,239    $  8,379
Loans Charged Off:
  Commercial                               -        (229)     (1,608)     (1,052)     (1,972)
  Real Estate                            (69)       (462)        (19)        (58)         (1)
  Installment                         (3,218)     (2,619)     (2,203)     (2,102)     (1,975)
---------------------------------------------------------------------------------------------
Total Loans Charged Off               (3,287)     (3,310)     (3,830)     (3,212)     (3,948)
---------------------------------------------------------------------------------------------
Recoveries of Loans:
  Commercial                              85         224         307         189         318
  Real Estate                              -           -         150           -           6
  Installment                            367         451         568         309         346
---------------------------------------------------------------------------------------------
Total Recoveries                         452         675       1,025         498         670
---------------------------------------------------------------------------------------------
Net Loans Charged Off                 (2,835)     (2,635)     (2,805)     (2,714)     (3,278)
Provision for Possible
  Loan Losses                          2,275         450       1,590       4,287       4,138
---------------------------------------------------------------------------------------------
Allowance for Possible Loan
  Losses - December 31,             $  6,852    $  7,412    $  9,597    $ 10,812    $  9,239
=============================================================================================
Allowance for Possible Loan
  Losses to Non-Performing
  Loans - December 31,                 74.31%      99.28%      92.29%      94.68%     104.35%
=============================================================================================
Allowance for Possible Loan
  Losses to Total Loans
  Outstanding - December 31,            1.16%       1.34%       1.99%       2.87%       2.71%
=============================================================================================
Net Loans Charged Off to
  Average Loans Outstanding             0.51%       0.52%       0.67%       0.77%       0.97%
=============================================================================================

Allocation of the Allowance for Possible Loan Losses

The accompanying table sets forth the allocation of the allowance for possible loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans. The determination of an appropriate level of the Allowance is based upon an analysis of the risks inherent in the Bank's loan portfolio. The analysis is performed on a continuous basis by account officers, various loan committees, and the Bank's Loan Review Department.


                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)    1996              1995             1994              1993              1992
----------------------------------   ---------------   ---------------   ---------------   ------------------
                             % of              % of              % of              % of               % of
                    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans   Amount     Loans
                     of     to Total    of    to Total    of   to Total    of    to Total    of     to Total
                  Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance   Loans
                  ---------  -----  ---------  -----  ---------  -----  ---------  -----  ---------   -----
Commercial          $1,747     27%    $2,086     23%    $3,387     18%   $ 7,364     24%   $5,166       27%
Real Estate          1,754     38      1,138     37      1,289     41      1,883     44     2,323       41
Installment          3,351     35      4,188     40      4,921     41      1,565     32     1,750       32
--------------------------------------------------------------------------------------------------------------

 Total              $6,852    100%    $7,412    100%    $9,597    100%   $10,812    100%   $9,239      100%
--------------------------------------------------------------------------------------------------------------




DEPOSITS

The following table reflects the average balances and average rates paid on deposits and short-term borrowed funds for the years 1996, 1995 and 1994.


                                    1996                 1995                 1994
                              -----------------  -------------------  -------------------
                               Average  Average     Average  Average     Average  Average
(Dollars In Thousands)         Balance    Rate      Balance    Rate      Balance    Rate
-----------------------------------------------------------------------------------------
Demand and Non-Interest
  Bearing Savings             $158,367       -     $146,393       -     $154,533       -
-----------------------------------------------------------------------------------------
Interest Bearing
  Transaction Accounts         116,125    1.46%     125,392    1.99%     122,003    1.98%
Other Savings                  236,191    2.13      251,238    2.54      272,030    2.42
Time                           343,746    5.37      329,141    5.47      205,352    3.81
-----------------------------------------------------------------------------------------
Total Savings and Time         696,062    3.63%     705,771    3.81%     599,385    2.81%
-----------------------------------------------------------------------------------------
  Total Deposits              $854,429       -     $852,164       -     $753,918       -
-----------------------------------------------------------------------------------------
Short-Term Borrowings         $ 50,350    5.27%    $ 29,638    5.50%    $ 25,949    4.41%
-----------------------------------------------------------------------------------------

The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 1996.


(In Thousands)
--------------------------------------------------------------------
Three Months or Less                                         $54,205
Over Three Through Six Months                                 12,119
Over Six Through Twelve Months                                 5,317
Over Twelve Months                                             5,364
--------------------------------------------------------------------

   Total                                                     $77,005
====================================================================



RETURN ON EQUITY AND ASSETS

United's 1996 Annual Report contains on page 26, "Selected Consolidated Financial Data", the information required by this Item and that information is incorporated herein by reference.


SHORT-TERM BORROWINGS

United's  1996  Annual  Report  contains  on  pages  40,  "Note  10 - Short-Term
Borrowings", the information required by this Item and that information is incorporated herein by reference.

(f)      Executive Officers of the Registrant

The following persons are executive officers of the Company or the Bank who do not also serve as directors.

                       Executive
                        Officer          Principal Occupation or Employment
Name                 Age Since                 for the Past Five Years

Warren R. Gerleit    49  1992   Executive Vice President-Lending and Branch
                                Administration since September 10,1996;
                                Executive Vice President-Lending of the Bank since December 20, 1994; Senior Vice President-
                                Lending since May 25, 1992; previously Vice
                                President-Lending of National Westminster Bank
                                NJ and its predecessors.

Donald W. Malwitz    53  1988   Vice President and Treasurer of the Company
                                since September 28, 1995; Treasurer of the
                                Company since August 1,1988; Executive Vice
                                President and Chief Financial Officer of the
                                Bank since January 1, 1990.

Ralph L. Straw, Jr.  54  1993   Vice President and Secretary of the Company
                                since July 1, 1996;  Executive Vice President,
                                General Counsel and Cashier of the Bank since
                                July 1, 1996; Executive Vice President and
                                General Counsel of the Bank since December 21,
                                1995; Senior Vice President and General Counsel since September 13, 1993; previously Vice
                                President and Counsel of National Westminster
                                Bank NJ and its predecessors.

A. Richard Abrahamian 37 1992   Senior Vice President and Chief Accounting
                                Officer of the Bank since August 3, 1992;
                                previously Vice President of Financial Reporting of Constellation Bancorp.

John J. Cannon       52  1995   Senior Vice President and Senior Trust Officer
                                of the Bank since December 21, 1995; Vice
                                President and Trust Officer since July 11, 1994;
                                formerly Vice President and Trust Administrator of National Westminster Bank NJ and its predecessors.

Joanne F. Herb       46  1993   Senior Vice President and Corporate Strategic
                                Planning Manager of the Bank since May 16, 1995;
                                Vice President and Corporate Strategic Planning
                                Manager since May 31, 1993; previously Vice
                                President and Manager of On-Site Banking
                                1992-1993 and Vice President of Business
                                Coordination 1989-1992 of National Westminster
                                Bank NJ and its predecessors.

Raymond C. Kenwell   45  1995   Senior Vice President-Commercial Lending since
                                December 21, 1995; Vice President-Commercial
                                Lending 1993 to 1995; formerly Vice President-
                                Lending of National Westminster Bank NJ and its predecessors.

Charles E. Nunn, Jr. 43   1995  Senior Vice President and Director of Human
                                Resources of the Bank since December 21, 1995;
                                Vice President and Director of Human Resources
                                1994-1995; Vice President of Human Resources
                                1992-1994; Vice President and Training and
                                Education Coordinator 1989-1992.

Donald E. Reinhard    42  1996  Vice President and Director of Marketing since
                                September 10, 1996; Vice President and Marketing
                                Manager 1993-1996; formerly Director of
                                Marketing for Carteret Savings Bank.

Chris Van Der Stad    39  1996  President of United National Investment Company,
                                Inc. since June 1, 1996 and Vice President and
                                Comptroller of the Bank since July 1, 1995;
                                formerly Senior Vice President and Treasurer of
                                New Era Bank.

Item 2 - Properties

The corporate headquarters of United is located in a three story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company, the Bank, and a branch office of the Bank. The Bank occupies 18 additional branch offices, of which 12 are owned and 6 are leased. The Bank also owns a two story building of approximately 30,000 square feet, in Branchburg, New Jersey, which was utilized as the Bank's operations center, but is now vacant and is under contract of sale.

United's 1996 Annual Report  contains  information  on page 40, Note 8, page 41,
Note 11 and page 47, Note 16 that is incorporated herein by reference.

Item 3 - Legal Proceedings

United's 1996 Annual Report contains on pages 47 to 48, Note 16, the information required by Item 3 and that information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 1996.



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

The market makers are Ryan, Beck & Co., West Orange, New Jersey; F.J. Morrissey & Co., Philadelphia, Pennsylvania; Sandler O'Neill & Partners, New York, New York; Keefe, Bruyette & Woods Inc., New York, New York; and Legg Mason Wood Walker, Inc., Baltimore, Maryland.

On December 31, 1996, there were 1,294 shareholders of the Company's common stock.

United's 1996 Annual Report, contains on page 52, under the heading "Market and Dividend Information", the information required by Item 5 and that information is incorporated herein by reference. The table headed "Dividend Payment, 10 Year Schedule" on page 52 is specifically excluded from the incorporation by reference.

Item 6 - Selected Financial Data

United's 1996 Annual Report contains on pages 26 and 31 through 34 (Note 1) information required by Item 6 and that information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

United's 1996 Annual Report contains on pages 13 through 25 information required by Item 7 and that information is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

United's 1996 Annual Report contains on pages 27 through 50 information required by Item 8 and that information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

United's Proxy Statement for its 1997 Meeting contains, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

Item 11 - Executive Compensation

United's Proxy Statement for its 1997 Meeting contains, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference

Item 12 - Security Ownership of Certain Beneficial Owners and Management

United's Proxy Statement for its 1997 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

United's Proxy Statement for its 1997 Annual Meeting contains, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The below listed consolidated financial statements and report of independent public accountants of United National Bancorp, included in United's 1996 Annual Report, are incorporated herein by reference.

                                                      Page *
         Report of Independent Public Accountants       51
         Consolidated Balance Sheets at December
                  31, 1996 and 1995                     27
         Consolidated Statements of Income for the
                  Three Years Ended December 31,1996    28
         Consolidated Statements of Changes in
                  Stockholders' Equity for the Three
                  Years Ended December 31, 1996         29
         Consolidated Statements of Cash Flows
                  for the Three Years Ended
                  December 31, 1996                     30
         Notes to Consolidated Financial Statements     31-50
         Unaudited Quarterly Financial Data             25

         *Refers to respective page numbers of United National Bancorp 1996 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

Report of Independent Public Accountants, dated January 12, 1996 for the year ended December 31, 1995.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted as the required information is not available or the information is presented in the financial statements or related notes thereto.

(a)(3) Other Exhibits

         List of Exhibits

         (3) (a) Certificate of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996 (Exhibit 3(a)).
             (b) By-laws of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995 (Exhibit 3(b)).

         (10)     Material Contracts

             (a) Change of Control Agreements for six executive officers are incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995 (Exhibits 10(a) through 10(f)).
             (b) Agreement and Plan of Merger dated February 2, 1995 by and among United National Bancorp, United National Bank and New Era Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on
                           March 22, 1995).
             (c) Stock Purchase and Stockholder Agreement dated as of October 24, 1995 among HUB Financial Services, Inc., HUBCO, Inc., Hudson United Bank, United National Bancorp and United National Bank(Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (d) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between United National Bank and HUB Financial Services, Inc.(Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (e) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc.(Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (f) Administrative Services Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc.(Incorporated by reference to the
                           Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17,
                           1995).
             (g) Agreement and Plan of Merger dated November 12, 1996 by and among United National Bancorp, United National Bank and Farrington Bank (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 21,
                           1996).
             (h) Stock Option Agreement dated November 12, 1996 by and between United National Bancorp and Farrington Bank (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 1996).

         (13)(a) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended December 31, 1996, are incorporated by reference into this Annual Report on Form 10-K.
             (b) Report of Independent Public Accountants, dated January 12, 1996 for the year ended December 31, 1995.


         (21)     List of Subsidiaries

         (23)     Consent of Independent Public Accountants
             (a)           KPMG Peat Marwick LLP
             (b)           Arthur Andersen LLP

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         A Form 8-K was filed on November 12, 1996. Under Item 5 of Form 8-K; the intended merger of United National Bancorp and Farrington Bank was reported. Incorporated by reference were United National Bancorp's press release dated November 13, 1996 and the Agreement and Plan of Merger and Stock Option Agreement, both dated November 12, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED NATIONAL BANCORP

                                 By: /s/ Thomas C. Gregor
                                    -----------------------------------
                                              Thomas C. Gregor
                                           Chairman of the Board,
                                   President and Chief Executive Officer
Dated: March  25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                           Date

 /s/ Thomas C. Gregor         Chairman of the                   March 25, 1997
----------------------        Board, President
   Thomas C. Gregor           and Director


 /s/ Donald W. Malwitz        V.P. & Treasurer                  March 25, 1997
----------------------
   Donald W. Malwitz

 /s/ Ralph L. Straw, Jr.      V.P. & Secretary                  March 25, 1997
------------------------
   Ralph L. Straw, Jr.

 /s/ George W. Blank          Director                          March 28, 1997
-----------------------
   George W. Blank

 /s/ Donald A. Buckley        Director                          March 28, 1997
----------------------
   Donald A. Buckley

 /s/ C. Douglas Cherry        Director                          March 25, 1997
-----------------------
   C. Douglas Cherry

                              Director                          March   , 1997
----------------------
   Charles E. Hance

                              Director                          March   , 1997
----------------------
   John R. Kopicki

 /s/ Richard C. Marder        Director                          March 25, 1997
----------------------
   Richard C. Marder

                              Director                          March   , 1997
------------------------
   Antonia S. Marotta

 /s/ John W. McGowan III      Director                          March 25, 1997
------------------------
   John W. McGowan III

                              Director                          March   , 1997
--------------------------
   Patricia A. McKiernan

 /s/ Charles N. Pond, Jr.     Director                          March 28, 1997
-------------------------
   Charles N. Pond, Jr.

 /s/ Kenneth W. Turnbull      Director                          March 25, 1997
------------------------
   Kenneth W. Turnbull

 /s/ David R. Walker          Director                          March 28, 1997
------------------------
   David R. Walker

 /s/ Ronald E. West           Director                          March 28, 1997
-----------------------
   Ronald E. West

 /s/ George J. Wickard        Director                          March 28, 1997
-----------------------
   George J. Wickard