Form 10-Q
period 1997-03-31
UNITED NATIONAL BANCORP
filed 1997-05-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

                                       or

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

                                 [X] Yes [ ] No

As of April 30, 1997, there were 4,370,976 shares of common stock, $2.50 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX


PART I -  FINANCIAL INFORMATION                                    PAGE(S)

ITEM 1    Financial Statements and Notes to Consolidated
          Financial Statements                                    1-6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     7-14



PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                        16

Part I - Financial Information
Item 1 - Financial Statements
                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                             March 31,          December 31,
                                               1997                 1996
                                           ----------            ----------
ASSETS
Cash and Due from Banks                    $   49,358            $   55,392
Federal Funds Sold                             36,500                 5,887
Securities:
  Available for Sale, at Market Value         302,746               305,667
  Held to Maturity                             65,856                67,576
  Trading Account Securities,
    at Market Value                               527                   512
                                           ----------            ----------
    Total Securities                          369,129               373,755

Loans (Net of Unearned Income)                604,602               621,138
  Less: Allowance for Possible
    Loan Losses                                 7,761                 8,158
                                           ----------            ----------
    Net Loans                                 596,841               612,980

Investment in Joint Venture                     3,151                 3,151
Premises and Equipment, Net                    22,040                21,883
Other Real Estate                               1,444                 1,722
Intangible Assets, Primarily
  Core Deposit Premiums                        10,739                11,179
Other Assets                                   16,008                16,804
                                           ----------            ----------
  Total Assets                             $1,105,210            $1,102,753
                                           ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                   $  152,633            $  159,018
  Savings                                     382,291               389,292
  Time                                        397,438               388,410
                                           ----------            ----------
    Total Deposits                            932,362               936,720

Short-Term Borrowings                          32,498                46,328
Obligation under Capital Lease                  9,696                 9,693
Other Liabilities                              13,813                13,060
                                           ----------            ----------
  Total Liabilities                           988,369             1,005,801
                                           ----------            ----------
Trust Capital Securities                       20,000                     -
                                           ----------            ----------
Stockholders' Equity:
Preferred Stock, authorized 300,000
  shares, none issued and outstanding               -                     -
Common Stock, $2.50 Par Value,
  Authorized 5,000,000 Shares,
  Issued 4,413,331 in 1997 and
    4,365,503 in 1996,
  Outstanding Shares 4,369,268 in 1997
    and 4,321,507 in 1996                      11,033                10,914
Additional Paid-In Capital                     65,475                64,895
Retained Earnings                              22,501                21,719
Treasury Stock (44,063 shares in 1997
 and 43,996 in 1996)                           (1,338)               (1,337)
Restricted Stock                                  (86)                 (176)
Net Unrealized Gain(Loss) on Securities
  Available for Sale, Net of Tax                 (744)                  937
                                           ----------            ----------
Total Stockholders' Equity                     96,841                96,952
                                           ----------            ----------
Total Liabilities and Stockholders'
  Equity                                   $1,105,210            $1,102,753
                                           ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.
                                        1

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                          ----------------------------------
                                              1997                    1996
                                          ----------              ----------
INTEREST INCOME
Interest and Fees on Loans                $   13,911              $   13,077
Interest and Dividends on
  Securities Available for Sale:
   Taxable Income                              4,339                   5,309
   Tax-Exempt Income                             556                     539
Interest and Dividends on
  Securities Held to Maturity:
   Taxable Income                                918                     427
   Tax-Exempt Income                             152                      62
Dividends on Trading Accounts
  Securities                                       3                       3
Interest on Federal Funds Sold
  and Deposits with Federal Home
  Loan Bank                                      226                      74
                                          ----------              ----------
 Total Interest Income                        20,105                  19,491
                                          ----------              ----------
INTEREST EXPENSE Interest on Deposits:
 Interest on Savings Deposits                  1,745                   1,848
 Interest on Time Deposits                     5,180                   4,764
Interest on Short-Term Borrowings                463                     632
Interest on Obligation Under
  Capital Lease                                  232                     232
                                          ----------              ----------
 Total Interest Expense                        7,620                   7,476
                                          ----------              ----------
Net Interest Income                           12,485                  12,015
Provision for Possible Loan Losses               900                     475
                                          ----------              ----------
 Net Interest Income After
 Provision for Possible Loan Losses           11,585                  11,540
                                          ----------              ----------
NON-INTEREST INCOME
Trust Income                                   1,200                   1,200
Service Charges on Deposit Accounts            1,066                     951
Other Service Charges, Commissions
  and Fees                                     1,524                   1,186
Net Gains from Securities Transactions           156                     156
Other Income                                     437                     432
                                          ----------              ----------
 Total Non-Interest Income                     4,383                   3,925
                                          ----------              ----------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                 5,141                   5,469
Occupancy Expense, Net                           823                     915
Furniture and Equipment Expense                  675                     717
Data Processing Expense                        1,113                     960
Amortization of Intangible Assets                440                     447
Merger Related Charge                          1,665                       -
Other Expenses                                 2,705                   2,307
                                          ----------              ----------
 Total Non-Interest Expense                   12,562                  10,815
                                          ----------              ----------
Income Before Provision for
  Income Taxes                                 3,406                   4,650
Provision for Income Taxes                     1,028                   1,607
                                          ----------              ----------
 Net Income                               $    2,378              $    3,043
                                          ==========              ==========
 Net Income Per Common Share              $     0.54              $     0.70
                                          ==========              ==========
Weighted Average Shares Outstanding            4,367                   4,344

See Accompanying Notes to Consolidated Financial Statements.
                                        2

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                  Net Unrealized
                                  Additional                                        Gain(Loss)           Total
                         Common    Paid-In     Retained    Treasury   Restricted  on Securities      Stockholders'
                          Stock    Capital     Earnings     Stock       Stock    Available for Sale      Equity
                         -------   -------     -------     -------     --------  ------------------   -----------
Balance-January 1, 1997  $10,914   $64,895     $21,719     $(1,337)    $ (176)      $   937             $96,952

Net Income                     -         -       2,378           -          -             -               2,378
Cash Dividends Declared -
 $.30 Per Share                -         -      (1,319)          -          -             -              (1,319)
Exercise of Stock Options
 (47,828 Shares)             119       580        (277)          -          -             -                 422
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale            -         -           -           -          -        (1,681)             (1,681)
Treasury Stock Activity
 (67 Shares)                   -         -           -          (1)         -             -                  (1)
Restricted Stock               -         -           -           -         90             -                  90
                         -------   -------     -------     -------     ------       -------             -------
Balance-March 31, 1997   $11,033   $65,475     $22,501     $(1,338)    $ ( 86)      $  (744)            $96,841
                         =======   =======     =======     =======     ======       =======             =======

See Accompanying Notes to Consolidated Financial Statements.

                                                  United National Bancorp
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In Thousands)
                                                        (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1997          1996
                                                           -------       -------
OPERATING ACTIVITIES
Net Income                                                 $ 2,378       $ 3,043
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Depreciation and Amortization                               1,033           964
 Amortization (Accretion) of Securities, Net                    83            (2)
 Provision for Possible Loan Losses                            900           475
 Provision for Deferred Income Taxes                            12           124
 Net Gain(loss) on Disposition of Premises and Equipment         3            (6)
 Net Gain on Sale of Securities Available for Sale            (140)         (142)
 Trading Account Securities Activity, Net                      (15)          (35)
 Decrease in Other Assets                                    1,642         2,375
 Increase(Decrease) in Other Liabilities                       471          (769)
 Restricted Stock Activity                                      90           131
                                                           -------       -------
   Net Cash Provided by Operating Activities                 6,457         6,158
                                                           -------       -------
INVESTING ACTIVITIES Securities Available for Sale:
 Proceeds from Sales of Securities                          25,352        42,977
 Proceeds from Maturities of Securities                      7,107        10,415
 Purchases of Securities                                   (28,879)      (61,121)
Securities Held to Maturity:
 Proceeds from Maturities of Securities                      8,962         9,140
 Purchases of Securities                                   (10,383)      (16,540)
Net Decrease in Loans                                       15,239         3,997
Expenditures for Premises and Equipment                       (753)         (323)
Proceeds from Disposal of Premises and Equipment                 -           160
Decrease in Other Real Estate                                  278             9
                                                           -------       -------
  Net Cash Provided by (Used in) Investing Activities       16,923       (11,286)
                                                           -------       -------
FINANCING ACTIVITIES
Net Decrease in Demand and Savings Deposits                (13,386)       (6,641)
Net Increase in Certificates of Deposit                      9,028        10,322
Net Decrease in Short-Term Borrowings                      (13,830)      (10,046)
Cash Dividends on Common Stock                              (1,034)         (968)
Proceeds from Exercise of Stock Options                        422             -
Purchase of Treasury Stock                                      (1)           (3)
Sale of Treasury Stock                                           -           187
Proceeds of Trust Capital Securities                        20,000             -
                                                           -------       -------
  Net Cash Provided by (Used in) Financing Activities        1,199        (7,149)
                                                           -------       -------
Net Increase (Decrease) in Cash and Cash Equivalents        24,579       (12,277)
Cash and Cash Equivalents at Beginning of Period            61,279        57,201
                                                           -------       -------
Cash and Cash Equivalents at End of Period                $ 85,858      $ 44,924
                                                           =======       =======
 ..........................................................................................................................
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:
 Interest                                                 $  9,279      $  8,850
 Income Taxes                                                1,418         1,162
Reclass to Available for Sale from Held to Maturity          3,160             -

See Accompanying Notes to Consolidated Financial Statements.
                                        4

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

Effective February 28, 1997, the Company acquired Farrington Bank ("Farrington"). The acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements include the consolidated accounts of Farrington for all periods presented. The transaction resulted in the issuance of 549,212 shares of the Company's common stock.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement No. 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement No. 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior EPS are required to be restated to conform with Statement No. 128. The Company expects that the adoption of Statement No. 128 will result in Basic EPS being approximately the same as Net Income per Common Share presently reported and Diluted EPS will be lower than presently reported Net Income per Common Share.

Statement of Financial  Accounting  Standards No. 129,  "Disclosure  of

Information about Capital Structure" ("Statement No. 129") was issued in February 1997. Statement No. 129 is effective for periods ending after December 15, 1997. Statement No. 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement No. 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

(2)      Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one day period.

(3)      Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period, retroactively adjusted for the New Era Bank and Farrington acquisitions and for the impact of subsequent stock dividends. The impact of stock grants is not significant. Stock options and equity contracts, which were dilutive, have been considered in computing the weighted average number of common shares outstanding.

(4)      Capital

On March 21, 1997, the Company placed $20 million of trust capital securities through UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware, of which all common securities are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 10.01%. The semi-annual distributions may, at the option of The Company, be deferred for up to 5 years. The securities are redeemable from March 15, 2007 until March 15, 2017 at a declining rate of 105.0% to 100.0% of the principal amount. After March 15, 2017 they are redeemable at par until March 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested by the Trust in junior subordinated debentures of the Company. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The capital securities qualify as tier I capital for regulatory capital purposes and are accounted for as minority interest.

(5)      Commitments and Contingencies

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and guarantees (including unused loan commitments of $142,659,000 and $150,354,000 and letters of credit of $2,151,000 and $3,130,000 at March 31, 1997 and December 31, 1996,
respectively), which are not reflected in the accompanying consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and March 31, 1996.

OVERVIEW

The Company realized net income of $2,378,000 for the first quarter of 1997, as compared to $3,043,000 reported for the same period in 1996 Earnings per share were $.54 as compared to the $.70 for the respective periods. Excluding the Farrington merger related charge of $1,072,000, net of tax, the Company reported earnings for the first quarter of 1997 of $3,450,000, up 13.4% from the prior year. Earnings per share for 1997, excluding the merger related charge, were $.79, up 12.9% over the first quarter of 1996.

The increase in earnings before the merger related charge for the three months ended March 31, 1997, compared to 1996, was the result of an increase in net interest income combined with an increase in non-interest income, offset in part by increases in the provision for possible loan losses, non-interest expenses and provision for income taxes.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended March 31, 1997 represented a $614,000 or 3.2% increase from the $19,491,000 reported for the same period in 1996. This was attributable to an increase in interest and fees on loans of $834,000 and an increase in interest on federal funds sold and deposits with Federal Home Loan Bank of $152,000, partly offset by a $372,000 decrease in interest and dividends on securities. The yield on average interest earning assets on a fully taxable equivalent basis increased 6 basis points from 8.19% for the first quarter of 1996 to 8.25% for the first quarter of 1997. The increase in interest income was primarily attributable to the $29,716,000 increase in average interest earning assets.

Interest Expense

As a result of the increased average deposits, as well as the movement of deposits from lower rate savings accounts to higher rate time deposits, the Company's interest expense for the first quarter of 1997 increased $144,000, or 1.9%, to $7,620,000 from $7,476,000 for the same period last year. Specifically, interest on savings and time deposits rose $313,000, while interest on short-term borrowings decreased $169,000. The Company's average cost of funds decreased from 3.80% for the first quarter of 1996 to 3.79% for the first quarter in 1997. Average interest bearing liabilities increased by $23,662,000 from the first quarter of 1996 to the same period in 1997.

Net Interest Income

The net effect of the changes in interest income and interest expense for the first quarter of 1997 was an increase of $470,000 or 3.9% in net interest income as compared to the first quarter of 1996. The net interest margin and net interest spread, on a fully taxable equivalent basis, increased 6 basis points and 7 basis points, respectively, from the same period last year.

Provision for Possible Loan Losses

For the three months ended March 31, 1997, the provision for possible loan losses was $900,000, compared to $475,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at March 31, 1997 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio. At March 31, 1997, the ratio of the allowance for possible loan losses to non-performing loans was 76.68% as compared to 81.69% at March 31, 1996.

Non-Interest Income

For the first quarter of 1997, compared to the first quarter 1996, total non-interest income increased $458,000 or 11.7%, due primarily to a $338,000 increase in other service charges, commissions and fees, along with increases of $115,000 in service charges on deposit accounts and $5,000 in other income. The increase in other service charges, commissions and fees is the result of an increase in the volume of application fees collected on the secured credit card solicitation program. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities.

Non-Interest Expense

For the quarter ended March 31, 1997, non-interest expense increased $1,747,000, or 16.2% from the same period last year. In connection with the acquisition of Farrington, the Company recorded a pre-tax merger related charge of $1,665,000. This charge consisted primarily of a payout on an existing employment contract, a termination penalty on Farrington's data processing service, the write-off of unusable fixed assets and supplies, professional services directly attributable to the acquisition, and severance costs. Excluding the merger related charge, non-interest expense increased $82,000, or .8% from the first quarter of 1996. Salaries and employee benefits decreased $328,000, or 6.0%, as salaries decreased $164,000, while employee benefits expense decreased by $164,000. The reduction in salary and benefit expense was achieved primarily from outsourcing facilities management and by outsourcing additional back-office functions to United Financial Services, Inc.("United Financial"). Occupancy expenses declined $92,000, or

10.1%, as a result of lower building maintenance costs, including reduced snow removal costs during 1997. Furniture and equipment expense decreased $42,000, or 5.9%, as a result of reduced equipment rental and maintenance expense achieved by outsourcing data processing. These reductions were offset in part by a $153,000 increase in data processing expenses resulting primarily from the joint venture investment in United Financial. In addition, other expenses, including amortization of intangible assets, increased $391,000 as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees incurred during the first quarter of 1997. Also included in other expenses were $56,000 of cash distributions on the trust capital securities.

Income Taxes

Income tax expense decreased $579,000 to $1,028,000 for the first quarter of 1997 as compared to $1,607,000 for the same period in 1996. The decrease in income taxes was primarily the result of the tax effect on the merger related charge incurred in the first quarter of 1997. The Company has implemented certain tax planning strategies during the first quarter of 1997, which will have the effect of reducing overall state income tax expense starting in the second quarter.

FINANCIAL CONDITION

March 31, 1997 as compared to December 31, 1996.

Total assets increased $2,457,000 or .2% from December 31, 1996. There were decreases of, $16,139,000 in loans, net of allowance, $6,034,000 in cash and due from banks, $4,626,000 in securities and $1,357,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and all other assets. Conversely, federal funds increased by $30,613,000, primarily as a result of the proceeds raised from the trust capital securities.

Total loans at March 31, 1997  decreased  $16,536,000  or 2.7%, to  $604,602,000 from year-end 1996. Personal loans decreased $12,395,000 or 6.6% from December 31, 1996 to $174,434,000 at March 31, 1997, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth. The credit card portfolio decreased $819,000 or 2.5% from December 31, 1996 to $31,545,000 at March 31, 1997. In addition, commercial loans decreased $5,282,000 or 3.1% to $166,059,000 at March 31, 1997. Partially offsetting these decreases, the residential and commercial real estate loan portfolio increased by $1,960,000 or
 .8% from  $230,604,000  at December 31, 1996 to  $232,564,000 at March 31, 1997.
Loan repayments received during the quarter not reinvested in new loans were utilized to reduce short-term borrowings.

The following schedule presents the components of loans, by type, net of unearned income, for each periods presented.

                                          March 31,          December 31,
(In Thousands)                               1997                1996

Commercial                                $166,059            $171,341
Real Estate                                232,564             230,604
Personal Loans                             174,434             186,829
Credit Card Loans                           31,545              32,364
                                          --------            --------
  Loans, Net of Unearned Income           $604,602            $621,138
                                          ========            ========

Within the securities portfolio, the majority of the decrease occurred in the mortgage-backed securities, which decreased $5,096,000. Other securities and obligations of states and political subdivisions also decreased by $2,071,000 and $855,000, respectively. This was offset in part by a increase of $3,381,000 in U.S. Treasury securities and U.S. government agencies and corporations. Trading account securities rose $15,000. During the quarter, securities totaling $3,160,000, which had previously been classified by Farrington as held to maturity, were transferred to available for sale upon the consummation of the merger.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                    March 31, 1997          December 31, 1996
                                ---------------------      ---------------------
                                 Amortized    Market       Amortized     Market
Securities Available for Sale      Cost       Value          Cost        Value
                                --------      -------       -------      -------
U.S. Treasury Securities
  and U.S. Government
  Agencies and Corporations     $ 63,349     $ 62,665      $ 58,401     $ 58,299

Obligations of States and
  Political Subdivisions          44,893       45,040        44,765       45,231

Agency Issued Mortgage-Backed
  Securities                     172,397      169,015       175,452      174,040

Other Securities                  23,234       26,026        25,635       28,097
                                --------      -------       -------      -------
Total Securities Available
 For Sale                        303,873      302,746       304,253      305,667
                                --------      -------       -------      -------
Securities Held to Maturity

U.S. Treasury Securities and
  U.S. Government Agencies
  and Corporations                48,903       48,492        49,888       49,890

Obligations of States and
  Political Subdivisions          11,979       11,766        12,643       12,484







                                    March 31, 1997          December 31, 1996
                                 Amortized    Market       Amortized     Market
                                   Cost       Value          Cost        Value
                                --------      -------       -------      -------
Agency Issued Mortgage-Backed
  Securities                       4,874        4,672         4,945        4,814

Other Securities                     100          101           100          103
                                --------      -------       -------      -------
Total Securities Held
 to Maturity                      65,856       65,031        67,576       67,291
                                --------      -------       -------      -------
Trading Securities                   360          527           360          512
                                --------      -------       -------      -------
TOTAL SECURITIES                $370,089     $368,304      $372,189     $373,470
                                ========     ========      ========     ========

Total deposits decreased $4,358,000 or .5%. Time deposits increased by $9,028,000, while savings deposits decreased $7,001,000. Demand deposits also decreased by $6,385,000. Short-term borrowings decreased by $13,830,000, as the Bank utilized funds received from loan paydowns to reduce borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At March 31, 1997, non-performing loans decreased $1,137,000, as compared to December 31, 1996. Of the decrease in non-performing loans, $430,000 was in the personal loan portfolio, primarily credit card loans, and $866,000 was in the real estate loan portfolio. This was partly offset by an increase in the commercial loan portfolio of $159,000. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.



                              March 31,    Dec. 31,   Sept. 30,   June 30,    March 31,
(Dollars in Thousands)          1997        1996        1996        1996        1996
                             ----------  ----------  ---------   ---------   ----------
Total Assets                 $1,105,210  $1,102,753  $1,076,212  $1,069,605  $1,065,145

Total Loans (Net of
  Unearned Income)           $  604,602  $  621,138  $  598,115  $  591,687  $  577,967

Allowance for Possible
  Loan Losses                $    7,761  $    8,158  $    8,267  $    8,267  $    8,100
  % of Total Loans                 1.28%       1.31%       1.38%       1.40%       1.40%

Total Non-Performing Loans(1)$   10,121  $   11,258  $   11,278  $   11,811  $    9,915
  % of Total Assets                 .92%       1.02%       1.05%       1.10%        .93%
  % of Total Loans                 1.67%       1.81%       1.89%       2.00%       1.72%







                                March 31,    Dec. 31,   Sept. 30,   June 30,    March 31,
                                  1997        1996        1996        1996        1996
                             ----------  ----------  ---------   ---------   ----------
Allowance for Possible Loan
  Losses to Non-Performing
  Loans                           76.68%      72.46%      73.30%      69.99%      81.69%

Total of Non-Performing
  Assets                     $   11,723  $   13,158  $   13,225  $   14,162  $   12,760
  % of Total Assets                1.06%       1.19%       1.23%       1.32%       1.20%

(1) Non-performing loans consist of:
   (a)impaired  loans,  which includes  non-accrual and renegotiated  loans, and
   (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At March 31, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $8,780,000, of which $8,716,000 was on a non-accrual basis. There was one troubled debt restructured loan of $64,000, which is performing in accordance with the restructured agreement. The allowance related to these loans amounted to $1,667,000.

For the quarter ended March 31, 1997, the Company recognized interest income on impaired loans amounting to $258,000, all of which was recognized using the cash basis method of income recognition.

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

At March 31, 1997, the allowance for possible loan losses was $7,761,000, down 4.9% from the $8,158,000 at year-end 1996. Net charge-offs for the first quarter of 1997 were $1,297,000.

Liquidity Management

At March 31, 1997, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied. This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At March 31, 1997, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $53,361,000, and all mature within 30 days.

Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $119,835,000 throughout the next twelve months. In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 1997, there were $70,000,000 of short-term lines of credit available which were unused. In addition, the Bank has $50,158,000 available on established lines of credit totaling $69,158,000 with the Federal Reserve Bank and the Federal Home Loan Bank of New York at March 31, 1997, which further support and enhance liquidity.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes a simulation model to assist in measuring and evaluating interest rate risk. Based upon this model, the Company's interest rate sensitivity was essentially neutral within reasonable ranges; for example, at March 31, 1997 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income. However, there can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income.

Capital

Total stockholders' equity decreased $111,000 to $96,841,000 at March 31, 1997 from the $96,952,000 recorded at the end of 1996. The decrease was due primarily to a reduction in net unrealized gains on securities available for sale of $1,681,000 (from a $937,000 unrealized gain at December 31, 1996 to a $744,000 unrealized loss at March 31, 1997) and cash dividends declared of $1,312,000. These decreases were offset in part by net income of $2,378,000, exercises of stock options of $422,000 and restricted stock activity of $90,000.

On March 21, 1997, the Company placed $20,000,000 in aggregate liquidation amount of 10.01% Capital Securities due March 15, 2027 (the "Securities") using UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The Securities pay cash distributions semi-annually and such distributions on the Securities may, at the option of The Company, be deferred for up to 5 years. These securities qualify as Tier I capital for regulatory purposes and are accounted for as minority interest. Accordingly, the cash distributions on these securities will be recorded as an other expense item in the company's income statement.

The following table reflects the Company's capital ratios, as of March 31, 1997 and December 31, 1996, and have been presented in accordance with current regulatory guidelines. Accordingly, the net unrealized gain (loss) on debt securities available for sale has been excluded from the computation of Tier I and Tier II capital.


(Dollars in Thousands)           March 31, 1997       December 31, 1996
                               -----------------      -----------------
                                Amount     Ratio       Amount     Ratio
                               --------   ------      -------    ------
Risk-Based Capital
Tier I Capital
   Actual                      $107,382    15.39%     $85,492     11.66%
   Regulatory Minimum
    Requirements                 27,901     4.00       29,320      4.00
   For Classification as
    Well Capitalized             41,853     6.00       43,980      6.00

Combined Tier I and
  Tier II Capital
   Actual                       115,143    16.51       93,650     12.78
   Regulatory Minimum
    Requirements                 55,803     8.00       58,640      8.00
   For Classification as
    Well Capitalized             69,754    10.00       73,300     10.00

Leverage
   Actual                       107,382     9.93       85,492      7.96
   Regulatory Minimum
    Requirements                 43,273     4.00       42,969      4.00
   For Classification as
    Well Capitalized             54,091     5.00       53,711      5.00


The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 11.66% to 15.39% and from 12.78% to 16.51%, respectively, while the Tier I leverage ratio increased from 7.96% to 9.93% from December 31, 1996 to March 31, 1997, respectively. The Company's capital ratios increased as a result of the $20 million of Trust Capital Securities privately placed in March and net income for the quarter, offset in part by cash dividends declared.

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

    (27) Financial Data Schedule

     (b) Reports on Form 8-K

             A Form 8-K was filed on March 10, 1997. Under Item 5, the completion of the acquisition of Farrington Bank by United National Bancorp ("United") was reported. In addition, United reported consolidated net income for the fourth quarter and full year of 1996. Incorporated by reference were United's press releases dated January 22, 1997 and February 28, 1997.

             A Form 8-K was filed on March 28, 1997. Under Item 5, United reported the placement of $20 million in aggregate liquidation amount of 10.01% Capital Securities due March 15, 2027 (the "Securities") using UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. A press release announcing the placement of the Securities was filed as an exhibit to the Form 8-K, together with certain operative documents executed in connection with the transaction.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  UNITED NATIONAL BANCORP
                                                         (Registrant)








Dated: May 14, 1996                       By: /s/Thomas C.  Gregor
                                              Thomas C. Gregor, Chairman
                                                  President and CEO






Dated: May 14, 1996                       By: /s/Donald W.  Malwitz
                                              Donald W. Malwitz
                                              Vice President & Treasurer