Form 10-Q
period 1997-06-30
UNITED NATIONAL BANCORP
filed 1997-08-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997

                                                or

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

                                  N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of July 30, 1997, there were 8,742,416 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP



                                    FORM 10-Q

                                      INDEX


PART I -  FINANCIAL INFORMATION                                    PAGE(S)

ITEM 1    Financial Statements and Notes to Consolidated
          Financial Statements                                               1-7

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-18



PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                 19-20


SIGNATURES                                                                    21

Part I - Financial Information

Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                            June 30,           December 31,
                                                              1997                 1996
                                                          ---------            -----------
ASSETS
Cash and Due from Banks                                   $   38,981            $   55,392
Federal Funds Sold                                                 -                 5,887
Securities:
  Available for Sale, at Market Value                        459,563               305,667
  Held to Maturity                                            50,861                67,576
  Trading Account Securities,
    at Market Value                                              874                   512
                                                          ----------            ----------
    Total Securities                                         511,298               373,755

Loans (Net of Unearned Income)                               624,949               621,138
  Less: Allowance for Possible
    Loan Losses                                                7,682                 8,158
                                                          ----------            ----------
    Net Loans                                                617,267               612,980

Investment in Joint Venture                                    3,151                 3,151
Premises and Equipment, Net                                   21,186                21,883
Other Real Estate                                              1,505                 1,722
Intangible Assets, Primarily
  Core Deposit Premiums                                       10,299                11,179
Other Assets                                                  14,068                16,804
                                                          ----------            ----------
  Total Assets                                            $1,217,755            $1,102,753
                                                          ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                  $  163,522            $  159,018
  Savings                                                    362,039               389,292
  Time                                                       415,461               388,410
                                                          -----------           ----------
    Total Deposits                                           941,022               936,720

Short-Term Borrowings                                         79,896                46,328
Other Borrowed Funds                                          59,699                 9,693
Other Liabilities                                             14,977                13,060
                                                          -----------           ----------
  Total Liabilities                                        1,095,594             1,005,801
                                                          -----------           ----------

Company-Obligated Mandatorily Redeemable
Preferred Series B Capital Securities of a
Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company                        20,000                     -
                                                          -----------           ----------

Stockholders' Equity:
Preferred Stock, authorized 1,000,000
  shares, none issued and outstanding                              -                     -
Common Stock, $1.25 Par Value,
  Authorized 16,000,000 Shares,
  Issued 8,830,664 in 1997 and
    8,731,006 in 1996,
  Outstanding Shares 8,742,416 in 1997
    and 8,643,014 in 1996                                     11,038                10,914
Additional Paid-In Capital                                    65,534                64,895
Retained Earnings                                             24,305                21,719
Treasury Stock (88,248 shares in 1997
 and 87,992 in 1996)                                          (1,340)               (1,337)
Restricted Stock                                                 (85)                 (176)
Net Unrealized Gain on Securities
  Available for Sale, Net of Tax                               2,709                   937
                                                          ----------            ----------
Total Stockholders' Equity                                   102,161                96,952
                                                          -----------           ----------
Total Liabilities and Stockholders'
  Equity                                                  $1,217,755            $1,102,753
                                                          ===========           ==========

See Accompanying Notes to Consolidated Financial Statements.
                                        1

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                              ---------------------------------------    ---------------------------------------
                                                    1997                 1996                  1997                 1996
                                              -----------------    ------------------    -----------------    ------------------
INTEREST INCOME
Interest and Fees on Loans                             $13,837               $13,291              $27,748               $26,368
Interest  and   Dividends  on  Securities
Available for Sale:
    Taxable Income                                       5,629                 5,060                9,968                10,369
    Tax-Exempt Income                                      558                   564                1,114                 1,103
Interest  and Dividends on Securities
  Held to Maturity:
    Taxable Income                                         867                   643                1,785                 1,070
    Tax-Exempt Income                                      156                   104                  308                   166
Dividends on Trading Accounts Securities                     4                     4                    7                     7
Interest on Federal Funds Sold and
  Deposits with Federal Home Loan Bank                     127                    66                  353                   140
                                              -----------------    ------------------    -----------------    ------------------
        TOTAL INTEREST INCOME                           21,178                19,732               41,283                39,223
                                              -----------------    ------------------    -----------------    ------------------

INTEREST EXPENSE
Interest on Deposits:
    Interest on Savings Deposits                         1,682                 1,818                3,427                 3,666
    Interest on Time Deposits                            5,500                 4,622               10,680                 9,386
Interest on Short-Term Borrowings                          862                   601                1,325                 1,233
Interest on Other Borrowings                               290                   232                  522                   464
                                              -----------------    ------------------    -----------------    ------------------
    Total Interest Expense                               8,334                 7,273               15,954                14,749
                                              -----------------    ------------------    -----------------    ------------------

Net Interest Income                                     12,844                12,459               25,329                24,474
Provision for Possible Loan Losses                         900                   653                1,800                 1,128
                                              -----------------    ------------------    -----------------    ------------------
Net Interest Income After
     Provision for Possible Loan Losses                 11,944                11,806               23,529                23,346
                                              -----------------    ------------------    -----------------    ------------------

NON-INTEREST INCOME
Trust Income                                             1,200                 1,125                2,400                 2,325
Service Charges on Deposit Accounts                        981                   939                2,047                 1,890
Other Service Charges, Commissions
  and Fees                                               1,495                 1,205                3,019                 2,391
Net Gains from Securities Transactions                     180                   218                  336                   374
Other Income                                               469                   577                  906                 1,009
                                              -----------------    ------------------    -----------------    ------------------
       TOTAL NON-INTEREST INCOME                         4,325                 4,064                8,708                 7,989
                                              -----------------    ------------------    -----------------    ------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                           4,871                 5,191               10,012                10,660
Occupancy Expense, Net                                     833                   818                1,656                 1,733
Furniture and Equipment Expense                            683                   714                1,358                 1,431
Data Processing Expense                                  1,181                 1,070                2,294                 2,030
Amortization of Intangible Assets                          440                   447                  880                   894
Distributions on Series B Capital
  Securities                                               501                     -                  557                     -
Merger Related Charge and
  Loss on Disposition of Assets                            543                     -                2,208                     -
Other Expenses                                           2,715                 2,557                5,364                 4,864
                                              -----------------    ------------------    -----------------    ------------------
        TOTAL NON-INTEREST EXPENSE                      11,767                10,797               24,329                21,612
                                              -----------------    ------------------    -----------------    ------------------

Income Before Provision for Income Taxes                 4,502                 5,073                7,908                 9,723
Provision for Income Taxes                               1,386                 1,866                2,414                 3,473
                                              -----------------    ------------------    -----------------    ------------------
    Net Income                                          $3,116                $3,207               $5,494                $6,250
                                              =================    ==================    =================    ==================

    Net Income Per Common Share                          $0.36                 $0.37                $0.63                 $0.72
                                              =================    ==================    =================    ==================


Weighted Average Shares Outstanding                      8,742                 8,696                8,738                 8,693

See Accompanying Notes to Consolidated Financial Statements.
                                        2

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                  Net Unrealized
                                  Additional                                           Gain             Total
                         Common    Paid-In     Retained    Treasury   Restricted  on Securities     Stockholders'
                          Stock    Capital     Earnings     Stock       Stock    Available for Sale     Equity
                         -------   -------     -------     -------    ---------- ------------------  ------------
Balance-January 1, 1997  $10,914   $64,895     $21,719     $(1,337)    $ (176)      $   937            $ 96,952

Net Income                     -         -       5,494           -          -             -               5,494
Cash Dividends Declared -
 $.30 Per Share                -         -      (2,631)          -          -             -              (2,631)
Exercise of Stock Options
 (99,658 Shares)             124       639        (277)          -          -             -                 486
Change in Unrealized Gain
 on Securities
 Available for Sale            -         -           -           -          -         1,772               1,772
Treasury Stock Activity
 (256 Shares)                  -         -           -          (3)         -             -                  (3)
Restricted Stock               -         -           -           -         91             -                  91
                         -------   -------     -------     -------     ------       -------             -------

Balance-June 30, 1997    $11,038   $65,534     $24,305     $(1,340)    $ ( 85)      $ 2,709            $102,161
                         =======   =======     =======     =======     =======      =======            ========

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             1997          1996
                                                           -------       -------
OPERATING ACTIVITIES
Net Income                                                 $ 5,494       $ 6,250
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Depreciation and Amortization                               1,975         1,924
 Amortization of Securities, Net                               172            21
 Provision for Possible Loan Losses                          1,800         1,128
 (Benefit)Provision for Deferred Income Taxes                  (52)          288
 Net Loss/(Gain) on Disposition/Writedown
   of Premises and Equipment                                   544            (7)
 Net Gain on Sale of Securities Available for Sale            (160)         (362)
 Trading Account Securities Activity, Net                     (362)           33
 Decrease(Increase) in Other Assets                          2,956           (94)
 Increase(Decrease) in Other Liabilities                     1,633        (1,045)
 Restricted Stock Activity                                      91           131
                                                          --------      --------
   Net Cash Provided by Operating Activities                14,091         8,267
                                                          --------      --------

INVESTING ACTIVITIES Securities Available for Sale:
 Proceeds from Sales of Securities                          26,269        98,515
 Proceeds from Maturities of Securities                     22,239        29,946
 Purchases of Securities                                  (196,599)      (93,152)
Securities Held to Maturity:
 Proceeds from Maturities of Securities                     24,510         8,852
 Purchases of Securities                                   (10,919)      (40,748)
Net Increase in Loans                                       (6,087)      (10,294)
Expenditures for Premises and Equipment                     (2,031)         (625)
Proceeds from Disposal of Premises and Equipment                 -           206
Decrease in Other Real Estate                                  217           549
                                                          --------       -------
  Net Cash Used in Investing Activities                   (142,401)       (6,751)
                                                          --------       -------

FINANCING ACTIVITIES
Net Decrease in Demand and Savings Deposits                (22,749)      (12,651)
Net Increase in Certificates of Deposit                     27,051         2,265
Net Increase in Short-Term Borrowings                       33,568         9,810
Net Increase in Other Borrowed Funds                        50,000             -
Cash Dividends on Common Stock                              (2,341)       (1,937)
Proceeds from Exercise of Stock Options                        486             -
Purchase of Treasury Stock                                      (3)           (3)
Sale of Treasury Stock                                           -           251
Proceeds of Trust Capital Securities                        20,000             -
                                                          --------       -------
  Net Cash Provided by (Used in) Financing Activities      106,012        (2,265)
                                                          --------       -------
Net Decrease in Cash and Cash Equivalents                  (22,298)         (749)
Cash and Cash Equivalents at Beginning of Period            61,279        57,201
                                                          --------       -------
Cash and Cash Equivalents at End of Period                $ 38,981       $56,452
                                                          =========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                 $ 16,248       $15,824
 Income Taxes                                                3,454         4,328
Reclass to Available for Sale from Held to Maturity          3,160             -
Reclass to Other Assets of Vacant Operations Center
  from Premises and Equipment Pending Sale                   1,100             -

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

Effective February 28, 1997, the Company acquired Farrington Bank ("Farrington"). The acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements include the consolidated accounts of Farrington for all periods presented. The transaction resulted in the issuance of 1,098,424 shares (adjusted for the effect of the two-for-one stock split paid on July 1, 1997) of the Company's common stock.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under Statement No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement No. 131 is effective for financial statements for periods beginning after December 15, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement No. 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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

(2)      Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period.

(3)      Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period, retroactively adjusted for the Farrington acquisition and for the impact of subsequent stock dividends and stock splits. The impact of stock grants is not significant. Stock options, which were dilutive, have been considered in computing the weighted average number of common shares outstanding.

(4)      Capital

On May 22, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was paid on July 1, 1997 to stockholders of record on June 13, 1997.

On March 21, 1997, the Company placed $20 million of trust capital securities through UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware, of which all common securities are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 10.01%. The semi-annual distributions may, at the option of the Company, be deferred for up to 5 years. The securities are redeemable from March 15, 2007 until March 15, 2017 at a declining rate of 105.0% to 100.0% of the principal amount. After March 15, 2017 they are redeemable at par until March 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities, along with its capital, were invested by the Trust in $20,619,000 principal amount of 10.01% junior subordinated debentures of the Company due March 15, 2027. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The capital securities qualify as Tier I capital for regulatory capital purposes and are accounted for as minority interest.

(5)      Commitments and Contingencies

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and guarantees (including unused loan commitments of $162,079,000 and $150,354,000 and letters of credit of $2,022,000 and $3,130,000 at June 30, 1997 and December 31, 1996,
respectively), which are not reflected in the accompanying consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at June 30, 1997 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This  report  contains  forward-looking  statements  within  the  meaning of The
Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.


                              RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 and June 30, 1996.

OVERVIEW

The Company realized net income of $3,116,000 for the second quarter of 1997, as compared to $3,207,000 reported for the same period in 1996. Adjusted for the two-for-one stock split, earnings per share were $.36 for the second quarter of 1997 as compared to $.37 for the prior year.

During the quarter, the Company recorded a loss on the pending sale of its former operations center (the "Operations Center Loss"). The operations center had been vacant since the departments originally located in that building were moved to the Company's Headquarters building during 1997. The Operations Center Loss of $326,000, net of taxes, was recorded in the second quarter on the sale, which was consummated in August 1997. Excluding the Operations Center Loss, the

Company reported earnings for the second quarter of 1997 of $3,442,000, up 7.3% from the prior year. Earnings per share for the second quarter 1997, excluding the Operations Center Loss, were $.39, up 5.4% over the same period in 1996.

For the six months ended June 30, 1997, net income was $5,494,000, as compared to $6,250,000 for the same period last year. Per share earnings were $.63 and $.72, respectively. During the first quarter of 1997, the Company recorded a merger-related charge (the "Merger Charge") of $1,072,000, net of taxes, in connection with the acquisition of Farrington Bank ("Farrington"). Excluding the Merger Charge and the Operations Center Loss (together defined as "One-Time Charges"), earnings for the six months ended June 30, 1997 were $6,892,000, up 10.3% compared to the $6,250,000 reported in 1996.

The increase in earnings before the One-Time Charges for the three months and six months ended June 30, 1997, compared to 1996, was the result of an increase in net interest income combined with an increase in non-interest income and a decrease in the provision for income taxes, offset in part by increases in the provision for possible loan losses and non-interest expenses.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 1997 represented a $1,446,000 or 7.3% increase from the $19,732,000 reported for the same period in 1996. This was attributable to increases in interest and dividends on securities of $839,000, interest and fees on loans of $546,000 and interest on federal funds sold and deposits with Federal Home Loan Bank ("FHLB") of $61,000. The yield on average interest earning assets on a fully taxable equivalent basis decreased 12 basis points from 8.31% for the second quarter of 1996 to 8.19% for the second quarter of 1997. The increase in interest income was primarily attributable to the $77,729,000 increase in average interest earning assets, offset slightly by the 12 basis point decrease in the yield on earning assets. During mid-May 1997, the Company, as part of a strategy to effectively leverage its capital and improve net interest income, completed the purchase of $100 million of investment securities funded through FHLB advances (the "Leverage Strategy").

For the six months ended June 30, 1997, interest income increased $2,060,000 or 5.3%, from the $39,223,000 reported for the same period in 1996. This was attributable to increases in interest and fees on loans of $1,380,000, interest and dividends on securities of $467,000, and interest on federal funds sold and deposits with the FHLB of $213,000. The increase in interest income was primarily the result of the $53,682,000 increase in average interest earning assets. This was offset in part by a decrease in the yield on average earning assets from 8.25% for the six months ended June 30, 1996 to 8.22% for the comparable period in 1997.

Interest Expense

As a result of increased average deposits, the Leverage Strategy, as well as the movement of deposits from lower rate savings accounts to higher rate time deposits, the Company's interest expense for the second quarter of 1997 increased $1,061,000, or 14.6%, to $8,334,000 from $7,273,000 for the same period last year. Specifically, interest on savings and time deposits rose $742,000, interest on short-term borrowings increased $261,000, and interest on other borrowings increased $58,000. The Company's average cost of funds increased from 3.72% for the second quarter of 1996 to 3.95% for the second quarter in 1997. Average interest bearing liabilities increased by $51,422,000 from the second quarter of 1996 to the same period in 1997.

For the six months ended June 30, 1997, interest expense increased by $1,205,000 over the same period in 1996. Interest expense on savings and time deposits increased by $1,055,000, interest expense on short-term borrowings increased by $92,000, and interest on other borrowings increased $58,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the second quarter of 1997 was an increase of $385,000 or 3.1% in net interest income as compared to the second quarter of 1996. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 23 basis points and 35 basis points, respectively, from the same period last year.

Net interest income for the six months ended June 30, 1997, increased $855,000 or 3.5% over the same period last year. The net interest margin decreased 9 basis points, while the net interest spread decreased 14 basis points from the same period last year.


Provision for Possible Loan Losses

For the three months ended June 30, 1997, the provision for possible loan losses was $900,000, compared to $653,000 for the same period last year. The provision for possible loan losses was $1,800,000 for the six months ended June 30, 1997, as compared to $1,128,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at June 30, 1997 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio.* At June 30, 1997, the ratio of the allowance for possible loan losses to non-performing loans was 85.03% as compared to 70.00% at June 30, 1996.

Non-Interest Income

For the second quarter of 1997, compared to the second quarter 1996, total non-interest income increased $261,000 or 6.4%, due primarily to a $290,000 increase in other service charges, commissions and fees, along with increases of $75,000 in trust income, and $42,000 in service charges on deposit accounts. These increases were offset in part by reductions in other income of $108,000 and $38,000 in net gains on securities transactions. The increase in other service charges, commissions and fees is the result of an increase in the volume of application fees collected on the secured credit card solicitation program. The current credit card marketing program was implemented in January 1996 and the response rate had grown steadily throughout 1996. During 1997, the application response rate has remained relatively constant. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities. The increased fees resulted from revised service charge fee structures, which were implemented during the second half of 1996.

For the six months ended June 30, 1997, non-interest income increased $719,000 from the same period in 1996, due primarily to increases of $628,000 in other service charges commissions and fees, along with increases of $75,000 in trust income, and $157,000 in service charges on deposit accounts. The increases for the six month period were due to the same factors that caused the quarterly increases. These increases were partially offset by a decline in other income of $103,000 along with a reduction in net gains from securities transactions of $38,000.

Non-Interest Expense

For the quarter ended June 30, 1997, non-interest expense increased $970,000, or 9.0% from the same period last year. In connection with the Operations Center Loss, the Company recorded a pre-tax charge of $543,000. Excluding this charge, non-interest expense increased $427,000, or 4.0% from the second quarter of 1997. Salaries and employee benefits decreased $320,000, or 6.2%, as salaries decreased $221,000, while employee benefits decreased by $99,000. The reduction in salary and benefit expense was achieved by the elimination of certain positions resulting from the acquisition of Farrington along with the outsourcing of facilities management. Occupancy expense increased $15,000, or 1.8%. Furniture and equipment expense decreased $31,000, or 4.3%. Data processing expense increased $111,000, or 10.4% as a result of increased volume of items processed through United Financial Services, Inc. ("United Financial"). United Financial, a data processing joint venture, is 50% owned by the Company. The cash distributions on the trust capital securities of $501,000 resulted from the placement of $20 million of trust capital securities during March 1997. In addition, other expenses, including amortization of intangible assets, increased $151,000 primarily as a result additional marketing, postage and telephone expenses incurred for credit card marketing.


For the six months ended June 30, 1997, non-interest expense increased $2,717,000, or 12.6% from the same period last year. Included in 1997 were the pre-tax Merger Charge of $1,665,000 in the first quarter and the Operations Center Loss of $543,000 in the second quarter. Excluding these One-Time Charges, non-interest expense increased $509,000, or 2.4% from 1996 to 1997. Salaries and employee benefits decreased $648,000, or 6.1% as salaries and wages decreased $385,000 and employee benefits decreased by $263,000. Occupancy expense decreased $77,000 as a result of lower building maintenance costs, including reduced snow removal costs during 1997. Furniture and equipment expense decreased $73,000 or 5.1%. Data processing expense increased $264,000, or 13.0% over the same period in 1996 as a result of higher processing volumes. The cash distributions on the trust capital securities of $557,000 resulted from their placement in March 1997. Other expenses, including amortization of intangible assets, increased $500,000 primarily as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees.

The efficiency ratio, which is the ratio of expense to revenue, was 61.79% in the second quarter of 1997, compared to 61.66% a year earlier. For the six months ended June 30, 1997 and 1996, the efficiency ratios were 61.16% and 62.73%, respectively.


Income Taxes

Income tax expense decreased $480,000 to $1,386,000 for the second quarter of 1997 as compared to $1,866,000 for the same period in 1996. For the six months ended June 30, 1997, income tax expense decreased $1,059,000 when compared to the prior year. The decrease in income taxes was primarily the result of the tax effect on the Operations Center Loss in the second quarter and on the Merger Charge incurred in the first quarter of 1997. The Company implemented certain tax planning strategies during the first quarter of 1997, which had the effect of reducing overall income tax expense by approximately $166,000 in the second quarter. The Company anticipates similar savings in future quarters.*

FINANCIAL CONDITION

June 30, 1997 as compared to December 31, 1996.

Total assets increased $115,002,000 or 10.4% from December 31, 1996. Securities increased by $137,543,000, as a result of a leverage strategy implemented during the second quarter and investments purchased with the proceeds raised from the trust capital securities. The Company utilized $100 million of FHLB advances to fund the growth in the investment portfolio, which in turn increased net interest income. In addition, loans, net of allowance, increased $4,287,000. Conversely, there were decreases of $16,411,000 in cash and due from banks, $5,887,000 in Federal funds sold and $4,530,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and all other assets.

Total loans at June 30, 1997 increased  $3,811,000 or 0.6%, to $624,949,000 from year-end 1996. The residential and commercial real estate loan portfolios increased by $28,443,000 or 11.4% from $250,503,000 at December 31, 1996 to
$278,946,000 at June 30, 1997. The credit card portfolio increased $630,000 or 1.9% from December 31, 1996 to $32,994,000 at June 30, 1997. Partially
offsetting these increases, personal loans decreased $18,159,000 or 9.7% from December 31, 1996 to $168,670,000 at June 30, 1997, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth. In addition, commercial loans decreased $7,103,000 or 4.7% to $144,339,000 at June 30, 1997.

The following schedule presents the components of loans, by type, net of unearned income, for each period presented.

                                          June 30,          December 31,
(In Thousands)                               1997                1996
                                          ---------          --------
Commercial                                $144,339            $151,442
Real Estate                                278,946             250,503
Personal Loans                             168,670             186,829
Credit Card Loans                           32,994              32,364
                                          --------            --------
  Loans, Net of Unearned Income           $624,949            $621,138
                                          ========            ========

Within the securities portfolio, the majority of the increase occurred in the mortgage-backed securities, which increased $82,448,000. Other securities, consisting of money market mutual funds and trust preferred issues increased by $42,680,000. U.S. Treasury securities and U.S. government agencies and corporations increased by $12,156,000. This was offset in part by a $103,000 decrease in obligations of states and political subdivisions. Trading account securities rose $362,000.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                    June 30, 1997          December 31, 1996
                                ---------------------     ----------------------
                                 Amortized    Market       Amortized     Market
Securities Available for Sale      Cost       Value          Cost        Value
                                ---------    --------     ----------    --------
U.S. Treasury Securities
  and U.S. Government
  Agencies and Corporations     $ 86,191     $ 86,415      $ 58,401     $ 58,299

Obligations of States and
  Political Subdivisions          45,014       45,748        44,765       45,231

Agency Issued Mortgage-Backed
  Securities                     257,536      256,648       175,452      174,040

Other Securities                  66,717       70,752        25,635       28,097
                                --------     --------      --------     --------
Total Securities Available
 For Sale                        455,458      459,563       304,253      305,667
                                --------     --------      --------     --------

Securities Held to Maturity

U.S. Treasury Securities and
  U.S. Government Agencies
  and Corporations                33,928       33,789        49,888       49,890

Obligations of States and
  Political Subdivisions          12,023       11,971        12,643       12,484

Agency Issued Mortgage-Backed
  Securities                       4,785        4,679         4,945        4,814

Other Securities                     125          127           100          103
                                --------     --------      --------     --------
Total Securities Held
 to Maturity                      50,861       50,566        67,576       67,291
                                --------     --------      --------     --------

Trading Securities                   547          874           360          512
------------------              --------     --------      --------     --------

TOTAL SECURITIES                $506,866     $511,003      $372,189     $373,470
                                ========     ========      ========     ========


Total deposits increased $4,302,000 or .5%. Time deposits increased by $27,051,000, while savings deposits decreased $27,253,000. Demand deposits increased by $4,504,000. Short-term borrowings increased by $33,568,000 and other borrowings increased by $50,006,000, as the Bank utilized a leverage strategy to increase the investment portfolio. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At June 30, 1997, non-performing loans decreased $2,224,000 and $1,087,000, as compared to December 31, 1996 and March 31, 1997, respectively. Of the $2,224,000 decrease in non-performing loans, $518,000 was in the personal loan portfolio, and $1,632,000 was in the real estate loan portfolio. The remaining $74,000 of the decrease was in the commercial loan portfolio. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.



                              June 30,    March 31,    Dec. 31,   Sept. 30,   June 30,
(Dollars in Thousands)          1997        1997        1996        1996        1996
                             ----------  ----------  ----------  ----------  -------
Total Assets                 $1,217,755  $1,105,210  $1,102,753  $1,076,212  $1,069,673

Total Loans (Net of
  Unearned Income)           $  624,949  $  604,602  $  621,138  $  598,115  $  591,689

Allowance for Possible
  Loan Losses                $    7,682  $    7,761  $    8,158  $    8,267  $    8,268
  % of Total Loans                 1.23%       1.28%       1.31%       1.38%       1.40%

Total Non-Performing Loans(1)$    9,034  $   10,121  $   11,258  $   11,278  $   11,811
  % of Total Assets                 .74%        .92%       1.02%       1.05%       1.10%
  % of Total Loans                 1.45%       1.67%       1.81%       1.89%       2.00%

Allowance for Possible Loan
  Losses to Non-Performing
  Loans                           85.03%      76.68%      72.46%      73.30%      70.00%

Total of Non-Performing
  Assets                     $   10,636  $   11,723  $   13,158  $   13,225  $   14,162
  % of Total Assets                 .87%       1.06%       1.19%       1.23%       1.32%

(1) Non-performing loans consist of:
   (a)impaired loans, which includes non-accrual and renegotiated loans, and
   (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At June 30, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $7,791,000, of which $7,731,000 was on a non-accrual basis. There was one troubled debt restructured loan of $60,000, which is performing in accordance with the restructured agreement. The allowance related to these loans amounted to $1,629,000.

For the quarter ended June 30, 1997, the Company recognized interest income on impaired loans amounting to $22,000, all of which was recognized using the cash basis method of income recognition. For the six months ended June 30, 1997, the Company recognized interest income on impaired loans of $280,000.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses.* The level of the allowance is based on Management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

At June 30, 1997, the allowance for possible loan losses was $7,682,000, down 5.8% from the $8,158,000 at year-end 1996. Net charge-offs for the three months and six months ended June 30, 1997 were $979,000 and $2,276,000, respectively.

Liquidity Management

At June 30, 1997, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At June 30, 1997, liquid investments, comprised of money market mutual fund instruments, totaled $36,345,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $98,885,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1997, there were $75,000,000 of short-term lines of credit of which $68,000,000 was available. In addition, the Bank has $46,600,000 available on established lines of credit totaling $57,200,000 with the Federal Reserve Bank and the FHLB of New York at June 30, 1997, which further support and enhance liquidity.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes a simulation model to assist in measuring and evaluating interest rate risk. Based upon this model, the Company's interest rate sensitivity was essentially neutral within reasonable ranges; for example, at June 30, 1997 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income.* However, there can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income.

Capital

Total stockholders' equity increased $5,209,000 to $102,161,000 at June 30, 1997 from the $96,952,000 recorded at the end of 1996. The increase was due to net income of $5,494,000, an increase in net unrealized gains on securities available for sale of $1,772,000, exercises of stock options of $486,000 and vesting of restricted stock of $91,000. These increases were offset in part by cash dividends declared of $2,631,000 and net treasury stock activity of $3,000.

On March 21, 1997, the Company placed $20,000,000 in aggregate liquidation amount of 10.01% Capital Securities due March 15, 2027 (the "Securities") using UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The Securities pay cash distributions semi-annually and such distributions on the Securities may, at the option of the Company, be deferred for up to 5 years. These securities qualify as Tier I capital for regulatory purposes and are accounted for as minority interest. Accordingly, the cash distributions on these securities will be recorded as a Non-Interest Expense item in the Company's income statement.

The following table reflects the Company's capital ratios, as of June 30, 1997 and December 31, 1996, and have been presented in accordance with current regulatory guidelines.


(Dollars in Thousands)           June 30, 1997       December 31, 1996
                               -----------------     ------------------
                                Amount     Ratio       Amount     Ratio
                               --------    -----     --------     -----
Risk-Based Capital
Tier I Capital
   Actual                      $109,571    14.54%     $85,492     11.66%
   Regulatory Minimum
    Requirements                 30,139     4.00       29,320      4.00
   For Classification as
    Well Capitalized             45,208     6.00       43,980      6.00

Combined Tier I and
  Tier II Capital
   Actual                       117,253    15.56       93,650     12.78
   Regulatory Minimum
    Requirements                 60,277     8.00       58,640      8.00
   For Classification as
    Well Capitalized             75,347    10.00       73,300     10.00

Leverage
   Actual                       109,571     9.66       85,492      7.96
   Regulatory Minimum
    Requirements                 45,351     4.00       42,969      4.00
   For Classification as
    Well Capitalized             56,688     5.00       53,711      5.00



The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 11.66% to 14.54% and from 12.78% to 15.56%, respectively, while the Tier I leverage ratio increased from 7.96% to
9.66 from December 31, 1996 to June 30, 1997, respectively. The Company's capital ratios increased as a result of the $20 million Securities privately placed in March and net income for the six months ended June 30, 1997, offset in part by cash dividends declared.

Part II - Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

On or about March 17, 1997, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on April 15, 1997, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

         1. Election of the four (4) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The vote tabulation with respect to each nominee for director is as follows:

                                     Term             Affirmative      Withheld
             Director             Expiration             Votes           Votes

             Donald A. Buckley       2000              2,901,981        118,313
             Antonia S. Marotta      2000              2,916,801        103,493
             Charles N. Pond, Jr.    2000              2,911,837        108,457
             Ronald E. West          2000              2,917,342        102,952

             The following directors' terms of office continued after the meeting:

             George W. Blank
             C. Douglas Cherry
             Thomas C. Gregor
             Charles E. Hance
             John R. Kopicki
             John W. McGowan III
             Patricia A. McKiernan
             Kenneth W. Turnbull
             David R. Walker
             George J. Wickard

         2. An amendment to the Certificate of Incorporation to increase the authorized common stock from 10,000,000 to 16,000,000 shares (adjusted for the effect of the two-for-one stock split paid on July 1, 1997) and the authorized preferred stock from 300,000 to 1,000,000 shares.
             For - 2,140,056; Against - 431,782; Abstain - 10,346.

          3. An amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors (the "Director Plan") to increase the size of the options granted to each non-employee director elected or re-elected at an annual meeting and to increase the number of shares reserved for issuance by the Company under the Director's Plan from 70,000 shares to 130,000 shares (adjusted for the effect of the two-for-one stock split paid on July 1, 1997.
             For - 2,478,320; Against - 413,875; Abstain - 36,849

Item 6 -     Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (3)(a) Certificate of Incorporation of the Company as in effect on July 1, 1997

         (3)(b) By-laws of the Company (Incorporated by reference in the Company's Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

         (10) Material Contracts

                 No material contracts have been entered into during the quarter.

         (27) Financial Data Schedule

         (b) Reports on Form 8-K

         A Form 8-K was filed on May 30, 1997. Under Item 5, United reported that its Board of Directors had declared a 2 for 1 stock split of its common stock. The stock split will be payable on July 1, 1997 to Stockholders of Record on June 13, 1997. A press release reporting its 2 for 1 stock split was filed as an exhibit to the Form 8-K.

         A Form 8-K was filed on August 12, 1997. Under Item 5, United made certain disclosures relating to forward-looking statements.

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




                                           UNITED NATIONAL BANCORP
                                           -----------------------
                                                (Registrant)








Dated: August 13, 1997                 By: /s/Thomas C.  Gregor
                                           --------------------
                                           Thomas C. Gregor, Chairman
                                             President and CEO






Dated: August 13, 1997                 By: /s/Donald W.  Malwitz
                                           ---------------------
                                           Donald W. Malwitz
                                             Vice President & Treasurer