Form 10-Q
period 1997-09-30
UNITED NATIONAL BANCORP
filed 1997-11-13
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________________________

Commission File Number:___000-16931_____________________________________________

                           United National Bancorp
         (Exact name of registrant as specified in its charter)

    New Jersey                                                     22-2894827
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


   1130 Route 22 East, Bridgewater, New Jersey                     08807-0010
(Address of principal executive offices)                           (Zip Code)

                                 (908)429-2200
              (Registrant's telephone number, including area code)

                                       N/A
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

As of November 4, 1997, there were 9,271,213 shares of common stock, $1.25 par value, outstanding.

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

Part I - Financial Information
Item 1 - Financial Statements
                                               United National Bancorp
                                             CONSOLIDATED BALANCE SHEETS
                                          (In Thousands, Except Share Data)

                                                              September 30,                 December 31,
                                                                   1997                         1996
                                                             -----------------             ----------------
ASSETS
Cash and Due from Banks                                           $    45,672                  $    55,392
Federal Funds Sold                                                     12,500                        5,887
Securities:
   Available for Sale, at Market Value                                508,856                      305,667
   Held to Maturity                                                    49,860                       67,576
   Trading Account Securities, at Market Value                          1,083                          512
                                                             -----------------             ----------------
     Total Securities                                                 559,799                      373,755

Loans (Net of Unearned Income)                                        619,754                      621,138
  Less: Allowance for Possible Loan Losses                              7,638                        8,158
                                                             -----------------             ----------------
     Net Loans                                                        612,116                      612,980

Investment in Joint Venture                                             3,151                        3,151
Premises and Equipment, Net                                            20,748                       21,883
Other Real Estate                                                       1,417                        1,722
Intangible Assets, Primarily Core Deposit Premiums                      9,858                       11,179
Other Assets                                                           17,880                       16,804
                                                             -----------------             ----------------

     Total Assets                                                  $1,283,141                   $1,102,753
                                                             =================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand                                                          $  164,123                   $  159,018
   Savings                                                            355,115                      389,292
   Time                                                               449,510                      388,410
                                                             -----------------             ----------------
     Total Deposits                                                   968,748                      936,720

Short-Term Borrowings                                                  78,718                       46,328
Other Borrowed Funds                                                   92,703                        9,693
Other Liabilities                                                      15,740                       13,060
                                                             -----------------             ----------------
   Total Liabilities                                                1,155,909                    1,005,801

Company-Obligated Mandatorily Redeemable
Preferred Series B Capital Securities of a
Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company                                 20,000                            -
                                                             -----------------             ----------------

Stockholders' Equity:
Preferred Stock, authorized 1,000,000 shares,
   none issued and outstanding                                              -                            -
Common Stock, $1.25 Par Value,
   Authorized 16,000,000 Shares, Issued 9,362,049 in 1997 and 9,254,866 in 1996,
   Outstanding Shares 9,268,135 in 1997
     and 9,161,595 in 1996                                             11,703                       10,914
Additional Paid-in Capital                                             79,999                       64,895
Retained Earnings                                                      11,800                       21,719
Treasury Stock (93,914 shares in 1997
   and 93,271 in 1996)                                                (1,346)                      (1,337)
   Restricted Stock                                                      (79)                        (176)
Net Unrealized Gain on Securities
   Available for Sale, Net of Tax                                       5,155                          937
                                                             -----------------             ----------------
Total Stockholders' Equity                                            107,232                       96,952
                                                             -----------------             ----------------

     Total Liabilities and Stockholders' Equity                    $1,283,141                   $1,102,753
                                                             =================             ================

See Accompanying Notes to Consolidated Financial Statements.

                                               United National Bancorp
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (In Thousands, Except Share Data)
                                                     (Unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                                          September 30,                              September 30,
                                              ---------------------------------------    ---------------------------------------
                                                    1997                 1996                  1997                 1996
                                              -----------------    ------------------    -----------------    ------------------
INTEREST INCOME
Interest and Fees on Loans                             $14,337               $13,772              $42,085               $40,140
Interest  and   Dividends  on  Securities
  Available for Sale:
    Taxable Income                                       7,284                 4,517               17,252                14,886
    Tax-Exempt Income                                      628                   559                1,742                 1,662
Interest  and   Dividends  on  Securities
  Held to Maturity:
    Taxable Income                                         681                   902                2,466                 1,972
    Tax-Exempt Income                                      143                   111                  451                   277
Dividends on Trading Accounts Securities                     5                     3                   12                    10
Interest on Federal Funds Sold and
  Deposits with Federal Home Loan Bank                     245                    86                  598                   226
                                              -----------------    ------------------    -----------------    ------------------
        TOTAL INTEREST INCOME                           23,323                19,950               64,606                59,173
                                              -----------------    ------------------    -----------------    ------------------

INTEREST EXPENSE
Interest on Deposits:
    Interest on Savings Deposits                         1,678                 1,832                5,105                 5,498
    Interest on Time Deposits                            5,880                 4,774               16,560                14,160
Interest on Short-Term Borrowings                        1,126                   771                2,451                 2,004
Interest on Other Borrowed Funds                         1,296                   233                1,818                   697
                                              -----------------    ------------------    -----------------    ------------------
    Total Interest Expense                               9,980                 7,610               25,934                22,359
                                              -----------------    ------------------    -----------------    ------------------

Net Interest Income                                     13,343                12,340               38,672                36,814
Provision for Possible Loan Losses                         900                   725                2,700                 1,853
                                              -----------------    ------------------    -----------------    ------------------
Net Interest Income After
     Provision for Possible Loan Losses                 12,443                11,615               35,972                34,961
                                              -----------------    ------------------    -----------------    ------------------

NON-INTEREST INCOME
Trust Income                                             1,200                   990                3,600                 3,315
Service Charges on Deposit Accounts                      1,009                   963                3,056                 2,853
Other Service Charges, Commissions
  and Fees                                               1,571                 1,254                4,590                 3,645
Net Gains from Securities Transactions                     494                    47                  830                   421
Other Income                                               629                   609                1,535                 1,618
                                              -----------------    ------------------    -----------------    ------------------
       TOTAL NON-INTEREST INCOME                         4,903                 3,863               13,611                11,852
                                              -----------------    ------------------    -----------------    ------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                           4,903                 4,911               14,915                15,571
Occupancy Expense, Net                                     777                   809                2,433                 2,542
Furniture and Equipment Expense                            771                   707                2,129                 2,138
Data Processing Expense                                  1,290                 1,050                3,584                 3,080
Amortization of Intangible Assets                          440                   448                1,320                 1,342
Distributions on Series B Capital
  Securities                                               500                     -                1,057                     -
Merger Related Charge and
  Loss on Disposition of Assets                              -                     -                2,208                     -
Other Expenses                                           2,845                 3,060                8,209                 7,924
                                              -----------------    ------------------    -----------------    ------------------
        TOTAL NON-INTEREST EXPENSE                      11,526                10,985               35,855                32,597
                                              -----------------    ------------------    -----------------    ------------------

Income Before Provision for Income Taxes                 5,820                 4,493               13,728                14,216
Provision for Income Taxes                               1,909                 1,459                4,323                 4,932
                                              -----------------    ------------------    -----------------    ------------------

    Net Income                                          $3,911                $3,034               $9,405                $9,284
                                              =================    ==================    =================    ==================

    Net Income Per Common Share                          $0.42                 $0.33                $1.02                 $1.01
                                              =================    ==================    =================    ==================

Weighted Average Shares Outstanding                      9,269                 9,222                9,264                 9,217

See Accompanying Notes to Consolidated Financial Statements.

                           United National Bancorp
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Data)
                               (Unaudited)



                                                                                                  Net Unrealized
                                            Additional                                                 Gain              Total
                                  Common     Paid-In    Retained     Treasury      Restricted      on Securities      Stockholders'
                                   Stock     Capital    Earnings       Stock         Stock       Available for Sale      Equity
                                 --------   ---------  -----------  ------------  ------------  -------------------  ---------------
Balance January 1, 1997           $10,914    $64,895     $21,719      $(1,337)         $(176)           $  937          $ 96,952

Net Income                              -          -       9,405            -              -                 -             9,405

Cash Dividends Declared
   $.42 Per Share                       -          -      (3,943)           -              -                 -            (3,943)

Stock Issued in Payment of
   Dividend - 529,928 shares          663     14,441     (15,104)           -              -                 -                 -

Exercise of Stock Options
   (107,183 Shares)                   126        663        (277)           -              -                 -               512

Change in Unrealized Gain on
  Securities Available for Sale         -          -           -            -              -             4,218             4,218

Treasury Stock Activity
   (643 Shares)                         -          -           -           (9)             -                 -                (9)

Restricted Stock                        -          -           -            -             97                 -                97
                                 --------   --------   ---------   -----------   -------------  --------------------  --------------

Balance-September 30, 1997        $11,703    $79,999     $11,800      $(1,346)         $ (79)           $5,155          $107,232
                                 ========   ========   =========   ===========   =============  ====================  ==============


See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               1997           1996
OPERATING ACTIVITIES
Net Income                                                    $9,405         $9,284
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
 Depreciation and Amortization                                 2,865          2,862
 Amortization of Securities, Net                                 165            122
 Provision for Possible Loan Losses                            2,700          1,853
 Benefit for Deferred Income Taxes                              (107)          (377)
 Net Loss(Gain) on Disposition/Writedown
  of Premises and Equipment                                      545             (7)
 Net Gain on Sale of Securities Available for Sale              (520)          (373)
 Trading Account Securities Activity, Net                       (571)            (6)
 Decrease in Other Assets                                      3,249          1,616
 Increase(Decrease) in Other Liabilities                       2,400           (457)
 Restricted Stock Activity                                        97            133
                                                             -------         ------
  Net Cash Provided by Operating Activities                   20,228         14,650
                                                             -------         ------
INVESTING ACTIVITIES Securities Available for Sale:
 Proceeds from Sales of Securities                            35,297        128,217
 Proceeds from Maturities of Securities                       49,290         34,782
 Purchases of Securities                                    (295,359)      (116,566)
Securities Held to Maturity:
 Proceeds from Maturities of Securities                       36,684         14,106
 Purchases of Securities                                     (11,030)       (53,757)
Net Increase in Loans                                         (1,836)       (16,536)
Expenditures for Premises and Equipment                       (2,768)          (750)
Proceeds from Disposal of Premises and Equipment               1,814            191
Decrease in Other Real Estate                                    305            952
                                                             -------        -------
  Net Cash Used in Investing Activities                     (187,603)        (9,361)
                                                             -------        -------
FINANCING ACTIVITIES
Net  Decrease in Demand and Savings  Deposits                (29,072)       (21,798)
Net  Increase in  Certificates  of Deposit                    61,100         15,892
Net Increase in  Short-Term  Borrowings                       32,390          7,837
Net Increase in Other  Borrowed Funds                         83,000              -
Cash  Dividends on Common Stock                               (3,653)        (2,907)
Proceeds  from  Exercise of Stock Options                        512             42
Purchase of  Treasury  Stock                                      (9)            (3)
Sale of Treasury  Stock                                            -            251
Proceeds of Trust  Capital Securities                         20,000              -
                                                             -------         ------
  Net Cash Provided by (Used in) Financing Activities        164,268           (686)
                                                             -------         ------
Net Decrease in Cash and Cash Equivalents                     (3,107)         4,603
Cash and Cash Equivalents at Beginning of Period              61,279         57,201
                                                             -------        -------
Cash and Cash Equivalents at End of Period                   $58,172        $61,804
                                                             =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                    $26,994        $24,495
 Income Taxes                                                  3,979          5,609
Reclass to Available for Sale from Held to Maturity            3,160              -

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

Effective February 28, 1997, the Company acquired Farrington Bank ("Farrington"). The acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements include the consolidated accounts of Farrington for all periods presented. The transaction resulted in the issuance of 1,164,329 shares (adjusted for the effect of the two-for-one stock split paid on July 1, 1997 and the 6% stock dividend paid November 3, 1997) of the Company's common stock.

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

(4)      Capital

On September 16, 1997, the Company's Board of Directors approved a six-percent stock dividend of its common stock. The stock dividend was paid on November 3, 1997 to stockholders of record on October 15, 1997. On May 22, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was paid on July 1, 1997 to stockholders of record on June 13, 1997. All share amounts in the financial statements have been restated for the impact of the stock dividend and stock split.

On March 21, 1997, the Company placed $20 million of trust capital securities through UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware, of which all common securities are owned by the Company. The capital securities pay cumulative cash distributions semiannually at an annual rate of 10.01%. The semi-annual distributions may, at the option of the Company, be deferred for up to 5 years. The securities are redeemable from March 15, 2007 until March 15, 2017 at a declining rate of 105.0% to 100.0% of the principal amount. After March 15, 2017 they are redeemable at par until March 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities, along with its capital, were invested by the Trust in $20,619,000 principal amount of 10.01% junior subordinated debentures of the Company due March 15, 2027, which are the sole assets of the Trust. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The capital securities qualify as Tier I capital for regulatory capital purposes and are accounted for as minority interest.

(5)       Pending Branch Acquisitions

On August 29, 1997, the Company, through its wholly owned subsidiary, United National Bank entered into an agreement to assume deposits of approximately $20 million, and two branch locations from Summit Bank. In connection with the transaction the Company will record an intangible asset of approximately $1.4 million representing the premium paid over the carrying amount of deposits to be acquired. The Company expects the transaction to be consummated in early December 1997.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at September 30, 1997 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

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


                              RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and September 30, 1996.

OVERVIEW

The Company realized net income of $3,911,000 for the third quarter of 1997, as compared to $3,034,000 reported for the same period in 1996. The corresponding 1996 period included a one-time FDIC assessment of $307,000 or $0.03 per share. Adjusted for the two-for-one stock split and six percent stock dividend, earnings per share were $.42 for the third quarter of 1997 as compared to $.33 for the prior year.

For the nine months ended September 30, 1997, net income was $9,405,000, as compared to $9,284,000 for the same period last year. Per share earnings were $1.02 and $1.01, respectively. During the first quarter of 1997, the Company recorded a merger-related charge (the "Merger Charge") of $1,072,000, net of taxes, in connection with the acquisition of Farrington Bank ("Farrington"). In the second quarter of 1997, the Company recorded a loss of $326,000, net of taxes, on the sale of its Operations Center. Excluding the Merger Charge and the Operations Center Loss (together defined as "One-Time Charges"), earnings for the nine months ended September 30, 1997 were $10,803,000, up 12.6% compared to the $9,591,000 reported in 1996. The corresponding 1996 period included a one-time FDIC assessment of $307,000 or $0.03 per share.

The increase in earnings before the One-Time Charges for the three months and nine months ended September 30, 1997, compared to 1996, was the result of an increase in net interest income combined with an increase in non-interest income, offset in part by increases in the provision for possible loan losses and non-interest expenses.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 1997 represented a $3,373,000 or 16.9% increase from the $19,950,000 reported for the same period in 1996. This was attributable to increases in interest and dividends on securities of $2,649,000, interest and fees on loans of $565,000 and interest on federal funds sold and deposits with Federal Home Loan Bank ("FHLB") of $159,000. The yield on average interest earning assets on a fully taxable equivalent basis decreased 17 basis points from 8.27% for the third quarter of 1996 to 8.10% for the third quarter of 1997. The increase in interest income was primarily attributable to the $186,696,000 increase in average interest earning assets, offset slightly by the 17 basis point decrease in the yield on earning assets. In the second quarter, the Company developed and partially implemented a strategy to effectively leverage its capital and improve net interest income, by the purchase of additional investment securities funded through FHLB advances (the "Leverage Strategy"). During mid-August 1997, the Company completed an additional $50 million of the Leverage Strategy.

For the nine months ended September 30, 1997, interest income increased $5,433,000 or 9.2%, from the $59,173,000 reported for the same period in 1996. This was attributable to increases in interest and dividends on securities of $3,116,000, interest and fees on loans of $1,945,000, and interest on federal funds sold and deposits with the FHLB of $372,000. The increase in interest income was primarily the result of the $98,028,000 increase in average interest earning assets. This was offset in part by a decrease in the yield on average earning assets from 8.26% for the nine months ended September 30, 1996 to 8.18% for the comparable period in 1997.

Interest Expense

As a result of increased average deposits, the Leverage Strategy, as well as the movement of deposits from lower rate savings accounts to higher rate time deposits, the Company's interest expense for the third quarter of 1997 increased $2,370,000, or 31.1%, to $9,980,000 from $7,610,000 for the same period last year. Specifically, interest on savings and time deposits rose $952,000, interest on short-term borrowings increased $355,000, and interest on other borrowings increased $1,063,000. The Company's average cost of funds increased from 3.76% for the third quarter of 1996 to 4.23% for the third quarter in 1997. Average interest bearing liabilities increased by $137,466,000 from the third quarter of 1996 to the same period in 1997.

For the nine months ended September 30, 1997, interest expense increased by $3,575,000 over the same period in 1996. Interest expense on savings and time deposits increased by $2,007,000, interest expense on short-term borrowings increased by $447,000, and interest on other borrowings increased $1,121,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the third quarter of 1997 was an increase of $1,003,000 or 8.1% in net interest income as compared to the third quarter of 1996. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 47 basis points and 64 basis points, respectively, from the same period last year.

Net interest income for the nine months ended September 30, 1997, increased $1,858,000 or 5.0% over the same period last year. The net interest margin decreased 23 basis points, while the net interest spread decreased 31 basis points from the same period last year.


Provision for Possible Loan Losses

For the three months ended September 30, 1997, the provision for possible loan losses was $900,000, compared to $725,000 for the same period last year. The provision for possible loan losses was $2,700,000 for the nine months ended September 30, 1997, as compared to $1,853,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at September 30, 1997 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio.* At
September 30, 1997, the ratio of the allowance for possible loan losses to non-performing loans was 78.83% as compared to 73.30% at September 30, 1996.

Non-Interest Income

For the third quarter of 1997, compared to the third quarter of 1996, total non-interest income increased $1,040,000 or 26.9%, due primarily to $447,000 in net gains on securities transactions and $317,000 of increases in other service charges, commissions and fees and increases of $210,000 in trust income. In addition, there were increases of $46,000 in service charges on deposit accounts and $20,000 of increases in other income. The increase in other service charges, commissions and fees is the result of an increase in the volume of application fees collected on the secured credit card solicitation program. The current credit card marketing program was implemented in January 1996 and the response rate had grown steadily throughout 1996. During 1997, the application response rate has remained relatively constant. The increase in service charges on deposit accounts is primarily the result of increased fees on certain customer activities. The increased fees resulted from revised service charge fee structures, which were implemented during the second half of 1996.

For the nine months ended September 30, 1997, non-interest income increased $1,759,000 from the same period in 1996, due primarily to increases of $945,000 in other service charges commissions and fees, $409,000 in net gains from securities transactions, $285,000 in trust income, and $203,000 in service charges on deposit accounts. The increases for the nine month period were due to the same factors that caused the quarterly increases. These increases were partially offset by a decline in other income of $83,000.

Non-Interest Expense

For the quarter ended September 30, 1997, non-interest expense increased $541,000, or 4.9% from the same period last year. Included in the third quarter of 1996 was a one-time FDIC assessment of$512,000. Excluding this charge, non-interest expense increased $1,053,000 or 10.1% from 196 to 1997. Salaries and employee benefits decreased $8,000, as employee benefits decreased $39,000, while salaries increased by $31,000. The reduction in salary and benefit expense was achieved by the elimination of certain positions resulting from the acquisition of Farrington along with the outsourcing of facilities management, offset by additional employees hired for two new branches opened during the quarter. Occupancy expense decreased $32,000, or 4.0%. Furniture and equipment expense decreased $64,000, or 9.1%. Data processing expense increased $240,000, or 22.9% as a result of increased volume of items processed through United Financial Services, Inc. ("United Financial") as well as increased credit card processing. United Financial, a data processing joint venture, is 50% owned by the Company. Distributions on the trust capital securities, at an annual rate of 10.01%, amounted to approximately $500,000. Other expenses and amortization of intangible assets, increased $289,000, primarily as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, offset in part by the lower volume of fees paid to brokers originating loans partly secured by the Small Business Administration ("SBA").


For the nine months ended September 30, 1997, non-interest expense increased $3,258,000, or 10.0% from the same period last year. Included in 1997 were the pre-tax Merger Charge of $1,665,000 in the first quarter and the Operations Center Loss of $543,000 in the second quarter. Included in the third quarter of 1996 was a one-time FDIC assessment of $512,000. Excluding these One-time Charges, non-interest expense increased $1,562,000, or 4.9% from 1996 to 1997. Salaries and employee benefits decreased $656,000 or 4.2% as salaries and wages decreased $353,000 and employee benefits decreased by $303,000. Occupancy expense decreased $109,000 as a result of lower building maintenance costs, including reduced snow removal costs during 1997. Furniture and equipment expense decreased $9,000. Data processing expense increased $504,000 or 16.4% over the same period in 1996 as a result of higher processing volumes. The distributions on the trust capital securities of $1,057,000 resulted from their placement in March 1997. Other expenses and amortization of intangible assets, increased $775,000 primarily as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees.

The efficiency ratio, which is the ratio of expense to revenue, was 60.75% in the third quarter of 1997, compared to 60.07% a year earlier. For the nine months ended September 30, 1997 and 1996, the efficiency ratios were 61.02% and 61.84%, respectively.

Income Taxes

Income tax expense increased $450,000 to $1,909,000 for the third quarter of 1997 as compared to $1,459,000 for the same period in 1996. The increase for the quarter was the result of higher taxable income than the prior year. For the nine months ended September 30, 1997, income tax expense decreased $609,000 when compared to the prior year. The decrease in income taxes was primarily the result of the tax effect on the Operations Center Loss in the third quarter and on the Merger Charge incurred in the first quarter of 1997. The Company implemented certain tax planning strategies during the first quarter of 1997, which had the effect of reducing overall income tax expense by approximately $210,000 in the third quarter. The Company anticipates similar savings in future quarters.*

FINANCIAL CONDITION

September 30, 1997 as compared to December 31, 1996.

Total assets increased $180,388,000 or 16.4% from December 31, 1996. Securities increased by $186,044,000, as a result of $150 million of leverage strategies implemented during the second and third quarters and investments purchased with the proceeds raised from the trust capital securities. The Company utilized $150 million of advances to fund the growth in the investment portfolio, which in turn increased net interest income. In addition, Federal funds sold increased $6,613,000. Conversely, there were decreases of $9,720,000 in cash and due from banks, $864,000 in loans, net of allowance, and $1,685,000 in all other assets, which consists of premises and equipment, other real estate, intangible assets and all other assets.

Total loans at September 30, 1997 decreased $1,384,000 to $619,754,000 from year-end 1996. Personal loans decreased $37,299,000 or 20.0% from December 31, 1996 to $149,530,000 at September 30, 1997, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth. In addition, commercial loans decreased $8,735,000 or 5.8% to $142,707,000 at September 30, 1997 and the credit card portfolio decreased $674,000 or 2.1% from December 31, 1996 to $31,690,000 at September 30, 1997. Partly offsetting these decreases, the residential and commercial real estate loan portfolios increased by $45,324,000 or 18.1% from $250,503,000 at December 31, 1996 to $295,827,000 at September 30, 1997.

The following schedule presents the components of loans, by type, net of unearned income, for each period presented.

                                    September 30,                 December 31,
(In Thousands)                          1997                         1996
                                  ----------------             ----------------
Commercial                            $142,707                     $151,442
Real Estate                            295,827                      250,503
Personal Loans                         149,530                      186,829
Credit Card Loans                       31,690                       32,364
                                  -----------------             ----------------

   Loans, Net of Unearned Income      $619,754                     $621,138
                                  =================             ================

Within the securities portfolio, the majority of the increase occurred in the mortgage-backed securities, which increased $129,465,000. Other securities, consisting of money market mutual funds and trust preferred issues increased by $30,737,000. U.S. Treasury securities and U.S. government agencies and corporations increased by $18,622,000. In addition, obligations of states and political subdivisions increased by $6,649,000. Trading account securities increased by $571,000.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                      September 30, 1997                   December 31, 1996
                                                 ------------------------------       -----------------------------
                                                  Amortized          Market            Amortized         Market
Securities Available for Sale                       Cost             Value               Cost             Value
---------------------------------------------    ------------     -------------       ------------     ------------
U.S. Treasury Securities
   And U.S. Government
   Agencies and Corporations                         $92,361           $92,873            $58,401          $58,299

Obligations of States and
   Political Subdivisions                             52,464            53,399             44,765           45,231

Mortgage-Backed Securities                           302,496           303,775            175,452          174,040

Other Securities                                      53,720            58,809             25,635           28,097
                                                 ------------     -------------       ------------     ------------

Total Securities Available For Sale                  501,041           508,856            304,253          305,667
                                                 ------------     -------------       ------------     ------------

Securities Held to Maturity
---------------------------------------------

U.S. Treasury Securities and
   U.S. Government Agencies
   and Corporations                                   33,936            33,957             49,888           49,890

Obligations of States and
   Political Subdivisions                             11,124            11,115             12,643           12,484

Mortgage-backed Securities                             4,675             4,626              4,945            4,814

Other Securities                                         125               128                100              103
                                                 ------------     -------------       ------------     ------------

Total Securities Held to Maturity                     49,860            49,826             67,576           67,291
                                                 ------------     -------------       ------------     ------------

Trading Securities                                       625             1,083                360              512
---------------------------------------------    ------------     -------------       ------------     ------------

Total Securities                                    $551,526          $559,765           $372,189         $373,470
                                                 ============     =============       ============     ============

Total deposits increased $32,028,000 or 3.4%. Time deposits increased by $61,100,000, while savings deposits decreased $34,177,000. Demand deposits increased by $5,105,000. Short-term borrowings increased by $32,390,000 and other borrowings increased by $83,010,000, as the Bank utilized leverage strategies to increase the investment portfolio. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At September 30, 1997, non-performing loans decreased $1,569,000 as compared to December 31, 1996 and increased $655,000 as compared to June 30, 1997. Of the $1,569,000 decrease in non-performing loans, $577,000 was in the personal loan portfolio, $550,000 was in the real estate loan portfolio and the remaining $442,000 of the decrease was in the commercial loan portfolio. The $655,000 increase from the prior quarter was the result of one residential mortgage loan of $1,200,000 being placed on non-accrual, partly offset by reductions non-performing loans in the commercial and personal portfolios. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

                             September 30,         June 30,           March 31,         December 31,        September 30,
    (Dollars in Thousands)       1997                1997                1997               1996                1996
                           ------------------  -----------------   -----------------  ------------------  ------------------

Total Assets                      $1,283,141         $1,217,755          $1,105,210          $1,102,753          $1,076,212

Total Loans (Net of                 $619,754           $624,949            $604,602            $621,138            $598,115
Unearned Income)

Allowance for Possible                $7,638             $7,682              $7,761              $8,158              $8,267
Loan Losses
   % of Total Loans                     1.23 %             1.23 %              1.28 %              1.31 %              1.38 %

Total Non-Performing                  $9,689             $9,034             $10,121             $11,258             $11,278
Loans (1)
   % of Total Assets                    0.76 %             0.74 %              0.92 %              1.02 %              1.05 %
   % of Total Loans                     1.56 %             1.45 %              1.67 %              1.81 %              1.89 %

Allowance for Possible
Loan Losses
  to Non-Performing Loans              78.83 %            85.03 %             76.68 %             72.46 %             73.30 %

Total of Non-Performing              $11,408            $10,636             $11,723             $13,158             $13,225
Assets
   % of Total Assets                    0.89 %             0.87 %              1.06 %              1.19 %              1.23 %

(1)  Non-performing  loans  consist  of:
     (a) impaired loans, which includes non-accrual and renegotiated loans, and
     (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At September 30, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $7,541,000, of which $7,484,000 was on a non-accrual basis. There was one troubled debt restructured loan of $57,000, which is performing in accordance with the restructured agreement. The allowance related to these loans amounted to $1,576,000.

For the quarter ended September 30, 1997, the Company recognized interest income on impaired loans amounting to $55,000, all of which was recognized using the cash basis method of income recognition. For the nine months ended September 30, 1997, the Company recognized interest income on impaired loans of $335,000

Allowance for Possible Loan Losses

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

At September 30, 1997, the allowance for possible loan losses was $7,638,000, down 6.4% from the $8,158,000 at year-end 1996. Net charge-offs for the three months and nine months ended September 30, 1997 were $944,000 and $3,220,000, respectively.

Liquidity Management

At September 30, 1997, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At September 30, 1997, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $48,216,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $155,075,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 1997, there were $100 million of short-term lines of credit of which $67 million was available. In addition, the Bank has $57.2 million available on established lines of credit, which are currently unused, with the Federal Reserve Bank and the FHLB of New York at September 30, 1997, which further support and enhance liquidity.

Interest Rate Sensitivity

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. The Company utilizes a simulation model to assist in measuring and evaluating interest rate risk. Based upon this model, the Company's interest rate sensitivity was essentially neutral within reasonable ranges; for example, at September 30, 1997 interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income.* However, there can be no assurance that interest rate increases or decreases would not have a significant impact on the Company's net interest income.

Capital

Total stockholders' equity increased $10,280,000 to $107,232,000 at September 30, 1997 from the $96,952,000 recorded at the end of 1996. The increase was due to net income of $9,405,000, an increase in net unrealized gains on securities available for sale of $4,218,000, exercises of stock options of $512,000 and vesting of restricted stock of $97,000. These increases were offset in part by cash dividends declared of $3,943,000 and net treasury stock activity of $9,000.

On March 21, 1997, the Company placed $20,000,000 in aggregate liquidation amount of 10.01% Capital Securities due March 15, 2027 (the "Securities") using UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The Securities pay cash distributions semi-annually and such distributions on the Securities may, at the option of the Company, be deferred for up to 5 years. These securities qualify as Tier I capital for regulatory purposes and are accounted for as minority interest. Accordingly, the cash distributions on these securities are recorded as a Non-Interest Expense item in the Company's income statement.

The following table reflects the Company's capital ratios, as of September 30, 1997 and December 31, 1996, and have been presented in accordance with current regulatory guidelines.


(Dollars in Thousands)                               September 30, 1997              December 31, 1996
                                                  --------------------------    -----------------------------
                                                      Amount         Ratio           Amount          Ratio
                                                  ----------------  ---------   -----------------   ---------
Risk-Based Capital
Tier I Capital
  Actual                                                 $112,519      15.27 %           $85,492       11.66 %

  Regulatory Minimum Requirements                          29,472       4.00              29,320        4.00

  For Classification as Well Capitalized                   44,208       6.00              43,980        6.00


Combined Tier I and Tier II Capital
  Actual                                                  120,157      16.31              93,650       12.78

  Regulatory Minimum Requirements                          58,944       8.00              58,640        8.00

  For Classification as Well Capitalized                   73,680      10.00              73,300       10.00

Leverage
  Actual                                                  112,519       9.10              85,492        7.96

  Regulatory Minimum Requirements                          49,443       4.00              42,969        4.00

  For Classification as Well Capitalized                   61,804       5.00              53,711        5.00



The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 11.66% to 15.27% and from 12.78% to 16.31%, respectively, while the Tier I leverage ratio increased from 7.96% to 9.10% from December 31, 1996 to September 30, 1997, respectively. The Company's capital ratios increased as a result of the $20 million Securities privately placed in March and net income for the nine months ended September 30, 1997, offset in part by cash dividends declared.

Part II - Other Information


Item 6 -     Exhibits and Reports on Form 8-K

    (a)      Exhibits

             (3)(a) Certificate of Incorporation of the Company as in effect on July 1, 1997. (Incorporated by reference in the Company's Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.)



             (3)(b) By-laws of the Company (Incorporated by reference in the Company's Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.)

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




                                                   UNITED NATIONAL BANCORP
                                                         (Registrant)



Dated: November 12, 1997                        By:   /s/Thomas C. Gregor
                                                      -------------------
                                                      Thomas C. Gregor, Chairman
                                                       President and CEO






Dated: November 12, 1997                         By:  /s/Donald W.  Malwitz
                                                      ---------------------
                                                      Donald W. Malwitz
                                                      Vice President & Treasurer