Form 10-K405
period 1997-12-31
UNITED NATIONAL BANCORP
filed 1998-03-31
CIK 831959

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-16931
                            -------------------------
                             UNITED NATIONAL BANCORP
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                     22-2894827
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

          1130 Route 22 East
       Bridgewater, New Jersey                               08807
---------------------------------------                   -----------
(Address of principal executive offices)                   (ZIP CODE)

                                 (908) 429-2200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $1.25 par value                     NASDAQ National Market System
----------------------------                     -----------------------------
   (Title of each class)                        (Name of each exchange on which
                                                           registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of January 31, 1998, amounted to $232,699,692.

The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of March 16, 1998 was 9,371,209.

                       Documents Incorporated by Reference



                                                         Part(s) Into
            Documents                                 Which Incorporated

United's Annual Report to Shareholders
for the year ended December 31, 1997
("United's 1997 Annual Report"),
Financial Review section pages 1 through 32.            Part I, Part II

United's  Proxy  Statement to be used in
connection  with the Annual  Meeting of
Shareholders  which is anticipated to be
held on April 21, 1998 ("United's Proxy
Statement  for its  1998  Annual  Meeting")
under  the  captions  "Election  of Directors",
"Stock   Ownership  of  Management  and  Principal
Shareholder", "Executive Compensation",
and "Compensation Committee Interlocks and
Insider Participation".                                  Part III

With the exception of information specifically incorporated by reference, United's 1997 Annual Report and United's Proxy Statement for its 1998 Annual Meeting are not deemed to be part of this report.

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

As of December 31, 1997, United had consolidated assets of approximately $1.3 billion, deposits of $987.8 million and stockholders' equity of $111.0 million.

Banking Subsidiary

The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 under the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates 26 branches throughout Central New Jersey. The Bank operates six branches in Hunterdon County, three branches in Middlesex County, one branch in Morris County, six branches in Somerset County, six branches in Union County and four branches in Warren County, New Jersey. The Bank also operates 30 automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network and Honor, a Florida network.

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

On June 30, 1995, the Bank acquired all of the outstanding shares of New Era Bank ("New Era") based in the Somerset section of Franklin Township, New Jersey. Each share of New Era was converted into .7431 shares of the Company's common stock, for a total of 684,904 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, New Era had approximately $120 million in assets. The acquisition was accounted for as a pooling-of-interests.

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

On February 28, 1997, the Bank acquired all of the outstanding shares of Farrington based in North Brunswick, New Jersey. Each share of Farrington was converted into .7647 shares of the Company's common stock, for a total of 549,212 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, Farrington had approximately $60 million in assets. The acquisition was accounted for as a pooling-of-interests.

On March 21, 1997, the Company privately placed $20 million in capital securities pursuant to Rule 144A under the Securities Act of 1933. The 10.01% capital securities represent a preferred beneficial interest in the assets of UNB Capital Trust I, a statutory business trust. The Trust exists for the sole purpose of issuing the trust securities and investing the proceeds in 10.01% Junior Subordinated Debentures of the Company due March 15, 2027, which are the sole assets of the Trust. The capital securities have preference over the common securities under certain circumstances with respect to cash distributions and amounts payable on liquidation. The $20 million qualifies as Tier I capital for regulatory capital purposes, subject to certain limitations, and are accounted for as minority interest.

In 1997, the Bank established a subsidiary corporation in New Jersey, United Commercial Capital Group, to provide timely and innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

On December 6, 1997, the Company, through the Bank, assumed deposits, including accrued interest, of approximately $21 million from another bank. In addition, the Bank received $214,000 in cash and cash equivalents and approximately $692,000 in other assets. In connection with the transaction, the Bank recorded an intangible asset of $1,400,000, representing the premium paid over the carrying amount of deposits acquired.


(b)      Industry Segments

The Company has one industry segment - commercial banking.


(c)      Narrative Description of Business

Personal Banking Services

The Bank, through its 26 branch network and 30 MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, Super NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ("IRAs"), self-employed pension plans ("SEPs"), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was in excess of $1 billion at December 31, 1997.

Discount Brokerage Service has been offered since 1986 as an additional service to customers. It is currently managed by Fiserv Investor Services, Inc. (formerly TradeStar Investor Services).

Commercial Banking Services

The Bank provides commercial customers with a wide array of financial services, which are administered at the branch level as well as at the Headquarters Office in Bridgewater. These services include secured and unsecured loans, term loans, lines of credit and corporate credit cards. The Bank also participates in the New Jersey Economic Development Authority programs, which make tax-exempt, low interest financing programs available to borrowers who wish to relocate or expand their activity in New Jersey. As a Small Business Administration ("SBA") Preferred Lender, the Bank is able to offer streamlined processing on SBA loans. In addition, the Bank makes other Government loan programs available. As a member of the Automated Clearing House, the Bank makes direct deposit services available.

Other Subsidiaries

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1997, approximately $214.7 million of the Bank's investment portfolio is being managed by this New Jersey Corporation.

In 1997, the Bank established a subsidiary corporation in New Jersey, United Commercial Capital Group, to provide timely and innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

Supervision and Regulation

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limits options of its management to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion and closing of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments.

Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the BHCA, and is registered as such with and is supervised by the Board. The Company is required to file reports with the Board and provide such additional information as the Board may require.

The  Company is  required  to obtain  the  approval  of the Board  before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition  by the  Company  of more  than 5% of the  voting  shares  of a bank located outside the State of New Jersey, unless such an acquisition is specifically authorized by laws of the state in which such bank is located. In addition to the approval of the Board, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation, which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that the Board may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The
Interstate  Banking  Act  also  permits  Federal  banking  agencies  to  approve interstate bank mergers without regard to state law effective June 1, 1997. States have authority to opt out of the legislation subject to certain conditions and states have the authority to permit interstate merger transactions prior to the 1997 effective date. In addition, the Interstate Banking Act permits de novo branching across state lines effective June 1, 1997 but only with respect to states which affirmatively adopt legislation authorizing de novo interstate branching.

On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks, which meet certain conditions, may branch into a state, regardless of state law.

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

Regulation of the Bank

The Bank is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law, primarily through the Bank Insurance Fund (the "BIF"). As a result of the Bank's acquisition of various branches and deposits of Savings Association Insurance Fund ("SAIF") member institutions, a portion of the Bank's deposit base is subject to deposit insurance premiums calculated at assessment rates paid by SAIF-member institutions. At December 31, 1997, the portion of the Bank's deposit base assessed at the SAIF rate was approximately $82.8 million, or 8.4% of the Bank deposits.

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

Community Reinvestment

Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

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

Dividend Restrictions and Other Actions

The Company is a legal entity, separate and distinct from the Bank. Most of the Company's revenues, including funds available for the payment of dividends and for operating expenses, are provided by dividends paid by the Bank. There are statutory and regulatory limitations on the amount of dividends, which may be paid to the Company by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

The Comptroller has the authority to prohibit a national bank from engaging in what, in the Comptroller's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice for a national bank.

If, in the opinion of the Comptroller, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the Comptroller may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the Comptroller have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impact an institution's ability to pay dividends. The regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction.

See "Capital" on page 4, "Note 13 - Capital Requirements" on pages 23-24, and "Cash Dividend Restrictions" on page 31 of United's 1997 Financial Review section of the Annual Report.

Capital Requirements

The Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term-subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At
December 31, 1997, the Company had Tier 1 capital as a percentage of risk-weighted assets of 14.87% and total risk-based capital as a percentage of risk-weighted assets of 15.86%.


In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1997, the Company had a Leverage Ratio of 8.96%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the Board's risk-based capital framework. As of December 31, 1997, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 14.11% and a total risk-based capital ratio of 15.11%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant.
At December 31, 1997, the Bank had a Leverage Ratio of 8.49%.

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

Monetary Policy and Economic Conditions

The earnings and business of the Company and the Bank are affected by the policies of regulatory authorities, including the Board. The monetary policies of the Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national and international economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company and the Bank.

From time to time, various proposals are made in the United States Congress and the New Jersey Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking companies and other financial institutions. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Bank or the Company.

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

Employees

On December 31, 1997, there were 471 full-time equivalent persons employed by the Company and the Bank.

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

                                                 1997                            1996                              1995
                                  -------------------------------  ------------------------------- --------------------------------
                                              Interest  Average                Interest   Average               Interest   Average
                                    Average    Income/   Yield/     Average     Income/   Yield/     Average     Income/   Yield/
(Dollars in Thousands)              Balance    Expense    Rate      Balance     Expense    Rate      Balance     Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest Earning Assets:
   Securities:
     Taxable                       $  411,556   $28,089    6.84%    $  326,902    $22,151     6.78%  $  340,668    $23,121    6.79%
     Non-Taxable                       59,813     4,550    7.61         53,230      4,015     7.54       43,671      3,353    7.68
     Trading Account Securities           516        18    3.49            344         13     3.78          366         14    3.83
                                  -------------------------------------------------------------------------------------------------
       Total Securities               471,885    32,657    6.92        380,476     26,179     6.88      384,705     26,488    6.89
                                  -------------------------------------------------------------------------------------------------
   Federal Funds Sold                  13,589       755    5.56          7,879        418     5.31       12,396        734    5.92
   Federal Home Loan Bank Deposits      1,181        65    5.50            906         48     5.30        6,028        351    5.82
   Loans (Net of Unearned Income)(1):
     Commercial                       143,640    13,635    9.49        153,301     14,278     9.31      138,572     11,836    8.54
     Commercial-Tax Exempt              1,401       139    9.92          1,515        145     9.58        1,795        173    9.64
     Real Estate                      267,462    22,440    8.39        208,119     17,615     8.46      184,513     17,361    9.41
     Credit Card                       32,600     6,317   19.38         30,485      5,982    19.62       33,378      5,941   17.80
     Installment                      161,536    13,698    8.48        190,833     15,983     8.38      182,530     15,199    8.33
     Impaired Loans                     6,305       465    7.38          5,664        131     2.31        4,310        668   15.50
                                  -------------------------------------------------------------------------------------------------
     Total Loans                      612,944    56,694    9.25        589,917     54,134     9.18      545,098     51,178    9.39
                                  -------------------------------------------------------------------------------------------------
     Total Interest Earning Assets  1,099,599    90,171    8.21        979,178     80,779     8.25      948,227     78,751    8.31
                                  -------------------------------------------------------------------------------------------------
Non-Interest Earning Assets:
   Cash and Due From Banks             41,164                           45,640                           46,335
   Other Assets                        59,114                           55,337                           52,537
   Net Unrealized Gain (Loss) on
     Securities Available for Sale      3,369                             (132)                          (4,816)
   Allowance for Possible Loan
     Losses                            (8,258)                          (8,474)                          (9,869)
                                  -------------                    -------------                     -----------
Total Non-Interest Earning Assets      95,389                           92,371                           84,187
                                  -------------                    -------------                     ------------

     Total Assets                   $1,194,988                      $1,071,549                       $1,032,414
                                  =============                   =============                      ===========

Liabilities and Stockholders'
Equity:
Interest Bearing Liabilities:
   Savings Deposits                 $  360,390    6,969    1.93     $  382,954      7,318     1.91  $   413,727      9,533    2.30
   Time Deposits                       421,239   22,691    5.39        358,696     19,230     5.36      336,357     18,321    5.45
                                  -------------------------------------------------------------------------------------------------
     Total Savings and Time            781,629   29,660    3.79        741,650     26,548     3.58      750,084     27,854    3.71
Deposits
   Short-Term Borrowings                65,177    3,672    5.63         50,350      2,653     5.27       29,638      1,581    5.33
   Other Borrowings                     48,307    3,368    6.97          9,687        929     9.59        6,495        669   10.30
                                  -------------------------------------------------------------------------------------------------
   Total Interest-Bearing
     Liabilities                       895,113   36,700    4.10        801,687     30,130     3.76      786,217     30,104    3.83
                                  -------------------------------------------------------------------------------------------------
Non-Interest Bearing Liabilities:
   Demand Deposits and
Non-Interest Bearing Savings           166,667                         165,515                          153,208
   Other Liabilities                    14,128                          11,421                           10,449
                                  -------------                    ------------                     ------------
     Total Non-Interest
       Bearing Liabilities             180,795                         176,936                          163,657
                                  -------------                    ------------                     ------------
Trust Capital Securities                16,156                               -                                -
                                  -------------                    ------------                     ------------
Stockholders' Equity (2)               102,924                          92,926                           82,540
                                  -------------                    ------------                     ------------
Total Liabilities and
       Stockholders' Equity         $1,194,988                      $1,071,549                       $1,032,414
                                  =============                    ============                     ============
Net Interest Income
   (Tax-Equivalent Basis)                        53,471                            50,649                           48,647
Tax-Equivalent Adjustment                        (1,594)                           (1,419)                          (1,199)
                                               ---------                         ---------                        --------
Net Interest Income                             $51,877                           $49,230                          $47,448
                                               =========                         =========                        ========
Net Interest Spread                                        4.11%                              4.49%                           4.48%
                                                          ======                            =======                          ======
Net Interest Margin                                        4.86%                              5.17%                           5.13%
                                                          ======                            =======                          ======

(1) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material. (2) Includes net unrealized gain (loss) on securities available for sale, net of tax, of $2,224, $(87) and $(3,179) for 1997, 1996 and 1995, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                             1997 Compared with 1996                       1996 Compared with 1995
                                    ------------------------------------------    ------------------------------------------
                                                      Increase(Decrease)                            Increase(Decrease)
(In Thousands)                         Total           Due to Change in:             Total           Due to Change in:
                                      Increase    ----------------------------      Increase    ----------------------------
                                     (Decrease)      Volume         Rate           (Decrease)      Volume         Rate
                                    ------------------------------------------    ------------------------------------------
Interest Income:
   Loans                                   $2,560        $2,144          $416            $2,956        $4,096      $(1,140)
   Securities - Taxable                     5,938         5,712           226              (970)         (903)         (67)
   Securities - Non Taxable                   535           516            19               662           715          (53)
   Trading Account Securities                   5             6            (1)               (1)           (1)           -
   Federal Funds Sold
     and Deposits with Federal
     Home Loan Bank                           354           332            22              (619)          146         (765)
 ----------------------------------------------------------------------------------------------------------------------------
       Total Interest Income                9,392         8,710           682             2,028         4,053       (2,025)
----------------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Savings Deposits                          (349)         (424)           75            (2,215)         (591)      (1,624)
   Time Deposits                            3,461         3,354           107               909         1,217         (308)
   Short-Term Borrowings                    1,019           837           182             1,072         1,090          (18)
   Other Borrowings                         2,439         2,693          (254)              260           306          (46)
----------------------------------------------------------------------------------------------------------------------------
       Total Interest Expense               6,570         6,460           110                26         2,022       (1,996)
----------------------------------------------------------------------------------------------------------------------------
   Changes in Net
       Interest Income                     $2,822        $2,250          $572            $2,002        $2,031     $    (29)

============================================================================================================================

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost of securities held to maturity at year-end 1997, 1996 and 1995.

                                                                                 December 31,
                                                           ----------------------------------------------------------
(In Thousands)                                                  1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                      $     990             $  6,967              $17,642
   Obligations of U.S. Government
     Agencies and Corporations                                      27,953               42,921               21,151
   Obligations of States and Political Subdivisions                 11,712               12,643                3,750
   Mortgage-Backed Securities                                        4,528                4,945                    -
   Securities Issued by Foreign Governments                            125                  100                   75
---------------------------------------------------------------------------------------------------------------------
     Total Securities Held to Maturity                             $45,308              $67,576              $42,618
=====================================================================================================================


The following table sets forth the market value of securities available for sale at year-end 1997, 1996 and 1995.

                                                                                 December 31,
                                                           ----------------------------------------------------------
(In Thousands)                                                  1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                      $   7,979           $   11,922           $   16,593
   Obligations of U.S. Government
     Agencies and Corporations                                      86,079               46,378               85,015
   Obligations of States and Political Subdivisions                 56,887               45,231               39,923
   Mortgage-Backed Securities                                      312,164              174,040              186,523
   Corporate Debt Securities                                        13,920                    -                    -
---------------------------------------------------------------------------------------------------------------------
     Total Debt Securities                                         477,029              277,571              328,054
---------------------------------------------------------------------------------------------------------------------
Equity Securities:
   Marketable Equity Securities                                     55,555               23,703               21,056
   Federal Reserve Bank and Federal
     Home Loan Bank Stock                                            8,661                4,394                4,219
---------------------------------------------------------------------------------------------------------------------
     Total Equity Securities                                        64,216               28,097               25,275
---------------------------------------------------------------------------------------------------------------------
    Total Securities Available for  Sale                          $541,245             $305,668             $353,329
=====================================================================================================================

The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 34% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios at December 31, 1997, excluding equity securities, were as follows:

MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                            After 1 Year     After 5 Years
                                               Within        but Within        but Within         After
(Dollars in Thousands)                         1 Year          5 Years          10 Years         10 Years        Total
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost                             $    990        $      -           $      -      $      -       $    990
     Weighted Average Yield                         6.25 %             - %                - %           - %         6.25 %
Obligation of U.S. Government
   Agencies and Corporations:
     Amortized Cost                               27,953               -                  -             -         27,953
     Weighted Average Yield                         7.00 %             - %                - %           - %         7.00 %
Obligation of States and
   Political Subdivisions:
     Amortized Cost                                2,249               -              4,644         4,819         11,712
     Weighted Average Yield                         5.92 %             - %             7.05 %        9.00 %         7.63 %
Mortgage-Backed Securities:
     Amortized Cost                                    -               -                  -         4,528          4,528
     Weighted Average Yield                            - %             - %                - %        7.20 %         7.20 %
Securities Issued by
   Foreign Governments:
     Amortized Cost                                    -               -                125             -            125
     Weighted Average Yield                            - %             - %             7.13 %           - %         7.13 %
-----------------------------------------------------------------------------------------------------------------------------
Total Securities Held to Maturity:
     Amortized Cost                             $ 31,192        $      -           $  4,769      $  9,347       $ 45,308
     Weighted Average Yield                         6.90 %             - %             7.05 %        8.13 %         7.17 %
=============================================================================================================================

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities
     Amortized Cost                             $  7,987        $      -           $      -      $      -       $  7,987
     Weighted Average Yield                         5.57 %             - %                - %           - %         5.57 %
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost                               64,956          20,428                  -             -         85,384
     Weighted Average Yield                         7.17 %          7.27 %                - %           - %         7.19 %
Obligations of States and
   Political Subdivisions:
     Amortized Cost                                4,486          18,438             31,880           828         55,632
     Weighted Average Yield                         7.48 %          7.08 %             7.79 %        4.62 %         7.48 %
Mortgage-Backed Securities:
     Amortized Cost                               17,060          64,975            113,307       114,732        310,074
     Weighted Average Yield                         6.34 %          6.74 %             7.23 %        6.86 %         6.94 %
Corporate Debt Securities:
     Amortized Cost                                    -           3,500              5,000         4,996         13,496
     Weighted Average Yield                            - %          9.46 %             8.90 %        9.54 %         9.28 %
-----------------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost                             $ 94,489        $107,341           $150,187      $120,556       $472,573
     Weighted Average Yield                         6.90 %          6.99 %             7.40 %        6.96 %         7.09 %
=============================================================================================================================

LOAN PORTFOLIO

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31 for each of the last five years.


(In Thousands)                             1997            1996            1995            1994            1993
---------------------------------------------------------------------------------------------------------------------
Commercial                                  $135,113       $173,063         $141,309       $100,705         $103,604
Real Estate                                  306,960        229,554          213,926        209,910          171,811
Installment                                  183,273        239,302          249,345        228,549          148,220
                                       ------------------------------------------------------------------------------
Total Loans Outstanding                      625,346        641,919          604,580        539,164          423,635
Less: Unearned Income
   On Loans                                   11,634         20,884           22,026         19,513            8,583
                                       ------------------------------------------------------------------------------
Loans, Net of Unearned
   Income                                   $613,712       $621,035         $582,554       $519,651         $415,052
                                       ==============================================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1997, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                                              Maturing
                                                ---------------------------------------------------------------------
                                                                   After One
                                                   Within         But Within           After
(In Thousands)                                    One Year        Five Years        Five Years          Total
---------------------------------------------------------------------------------------------------------------------
Commercial                                           $111,617          $19,108          $  4,388            $135,113
Real Estate-Construction                                7,429           13,349               699              21,477
Real Estate-Commercial                                 18,210           39,905            50,991             109,106
--------------------------------------------------------------------------------------------------------------------
                                                     $137,256          $72,362           $56,078            $265,696
=====================================================================================================================

Amount of Loans Based Upon:
   Fixed Interest Rates                                                $44,223           $11,092
   Variable Interest Rates                                              28,139            44,986
--------------------------------------------------------------------------------------------------------------------
                                                                       $72,362           $56,078
=====================================================================================================================

                                       15

Non-Accrual, Past Due and Restructured Loans

The following table provides an analysis of non-performing assets as of December 31 for each of the last five years.


(Dollars In Thousands)                              1997          1996          1995          1994            1993
----------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial                      $     67      $    463      $    705       $ 2,311          $ 1,874
   Loans Secured by Real Estate                      5,964         7,903         6,135         7,333            5,921
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure                              350           351           483           433               38
----------------------------------------------------------------------------------------------------------------------
Total Non-Accrual Loans                              6,381         8,717         7,323        10,077            7,833
----------------------------------------------------------------------------------------------------------------------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial                           -             7            61           730            3,411
     Loans Secured by Real Estate                    1,619         1,202           681           339            1,179
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures                         577         1,266           936           989              620
----------------------------------------------------------------------------------------------------------------------
Total Loans Past Due
     90 Days or More (2)                             2,196         2,475         1,678         2,058            5,210
----------------------------------------------------------------------------------------------------------------------

Troubled Debt Restructured                              53            67             -             -                -
----------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Loans                        8,630        11,259         9,001        12,135           13,043

Other Real Estate Owned (3)                          1,463         1,722         2,747         1,366            2,326
Other Assets Owned (4)                                 174           178           223           181               75
----------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Assets                     $10,267       $13,159       $11,971       $13,682          $15,444
======================================================================================================================

 Non-Performing Loans as a
   Percentage of Loans (year-end)                     1.41%         1.81%         1.55%         2.34%            3.14%
======================================================================================================================

Non-Performing Loans as
   Percentage of Total Assets (year-end)              0.66%         1.02%         0.84%         1.28%            1.41%
======================================================================================================================

Non-Performing Assets as
   a Percentage of  Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end)                            1.67%         2.11%         2.04%         2.63%            3.70%
======================================================================================================================

Non-Performing Assets as
   a Percentage of Total Assets (year-end)            0.78%         1.19%         1.12%         1.44%            1.67%
======================================================================================================================

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

Potential Problem Loans

At December 31, 1997, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for possible loan losses for the five-year period ending December 31, 1997:


                                                                  Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                         1997            1996            1995           1994            1993
---------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income - December 31,                      $613,712       $621,035        $582,554        $519,651       $415,052
=====================================================================================================================
Average Loans Outstanding                     $612,944       $589,917        $545,098        $457,450       $385,473
=====================================================================================================================

Allowance for Possible Loan
   Losses-January 1,                          $  8,158       $  8,297        $ 10,768        $ 11,950       $  9,895

Loans Charged Off:
   Commercial                                      (99)             -            (417)         (1,608)        (1,060)
   Real Estate                                    (193)          (160)           (605)            (47)          (151)
   Installment                                  (4,667)        (3,578)         (3,072)         (2,721)        (2,506)
-------------------------------------------------------------------------------------------------------------------------

Total Loans Charged Off                         (4,959)        (3,738)         (4,094)         (4,376)        (3,717)
-------------------------------------------------------------------------------------------------------------------------

Recoveries of Loans:
   Commercial                                      104             95             224             317            189
   Real Estate                                      21             30              20             150              -
   Installment                                     709            425             508             604            344
-------------------------------------------------------------------------------------------------------------------------

Total Recoveries                                   834            550             752           1,071            533
-------------------------------------------------------------------------------------------------------------------------

Net Loans Charged Off                           (4,125)        (3,188)         (3,342)         (3,305)        (3,184)
Provision for Possible
   Loan Losses                                   3,600          3,049             871           2,123          5,239
-------------------------------------------------------------------------------------------------------------------------

Allowance for Possible Loan
   Losses - December 31,                      $  7,633       $  8,158         $ 8,297        $ 10,768       $ 11,950
=========================================================================================================================

Allowance for Possible Loan
   Losses to Non-Performing
   Loans - December 31,                          88.45%         72.46%          92.18%          88.74%         91.62%
=========================================================================================================================

Allowance for Possible Loan
   Losses to Total Loans
   Outstanding - December 31,                     1.24%          1.31%           1.42%           2.07%          2.88%
=========================================================================================================================

Net loans Charged Off to
   Average Loans Outstanding                      0.67%          0.54%           0.61%           0.72%          0.83%
=========================================================================================================================

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


                                                           Years Ended December 31,
              --------------------------------------------------------------------------------------------------------------------
(Dollars in            1997                    1996                   1995                   1994                   1993
Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                             % of                    % of                   % of                   % of                   % of
               Amount       Loans       Amount      Loans      Amount      Loans      Amount      Loans       Amount      Loans
                 of        to Total       of       to Total      Of       To Total      of       to Total       of      to Total
              Allowance     Loans      Allowance    Loans     Allowance    Loans     Allowance    Loans     Allowance     Loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial       $1,713          22%      $1,786        27%      $2,125        23%     $ 3,433        19%      $ 7,416        24%
Real Estate       2,225          49%       2,471        36%       1,510        35%       1,765        39%        2,311        41%
Installment       3,695          29%       3,901        37%       4,662        42%       5,570        42%        2,223        35%
----------------------------------------------------------------------------------------------------------------------------------

   Total         $7,633         100%      $8,158       100%      $8,297       100%     $10,768       100%      $11,950       100%
==================================================================================================================================

DEPOSITS

The following table reflects the average balances and average rates paid on deposits and short-term borrowed funds for the years 1997, 1996 and 1995.

                                         1997                           1996                           1995
                              ----------------------------   ----------------------------   ----------------------------
                                Average         Average        Average         Average        Average         Average
(Dollars in Thousands)          Balance          Rate          Balance          Rate          Balance          Rate
------------------------------------------------------------------------------------------------------------------------
Demand and Non-Interest
   Bearing Savings               $166,667               - %     $165,515               - %      $153,208             -%
------------------------------------------------------------------------------------------------------------------------
Interest Bearing
   Transaction Accounts           110,797            1.60        118,232            1.48         127,552           1.99
Other Savings                     249,593            2.08        264,722            2.54         286,175           2.42
Time                              421,239            5.39        358,696            5.36         336,357           5.45
------------------------------------------------------------------------------------------------------------------------
   Total Savings and Time         781,629            3.79        741,650            3.58         750,084           3.71
------------------------------------------------------------------------------------------------------------------------
   Total Deposits                $948,296               -       $907,165               -        $903,292              -
========================================================================================================================

Short-Term Borrowings           $  65,177            5.63 %     $ 50,350            5.27 %      $ 29,638           5.33%
========================================================================================================================

The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 1997.


(In Thousands)
-------------------------------------------------------------------------------
Three Months or Less                                                    $60,179
Over Three Through Six Months                                            11,492
Over Six Through Twelve Months                                            8,089
Over Twelve Months                                                        9,114
-------------------------------------------------------------------------------
   Total                                                                $88,874
===============================================================================

RETURN ON EQUITY AND ASSETS

United's 1997 Annual Report, Financial Review section, contains on page 10, "Selected Consolidated Financial Data," the information required by this Item and that information is incorporated herein by reference.


SHORT-TERM BORROWINGS

United's 1997 Annual Report, Financial Review section, contains on page 22, "Note 10 - Short-Term Borrowings," the information required by this Item and that information is incorporated herein by reference.

 (f)     Executive Officers of the Registrant

The following persons are executive officers of the Company or the Bank who do not also serve as directors.


                                  Executive
                                    Officer   Principal Occupation or Employment
Name                       Age       Since       For the Past Five Years
----------------------   --------  ----------  ---------------------------------

Warren R. Gerleit           50         1992       Executive Vice President-
                                                  Lending and Branch
                                                  Administration      since
                                                  September    10,    1996;
                                                  Executive            Vice
                                                  President-Lending  of the
                                                  Bank since  December  20,
                                                  1994;     Senior     Vice
                                                  President-  Lending since
                                                  May 25, 1992.

Donald W. Malwitz           54         1988       Vice President and
                                                  Treasurer of the Company
                                                  since September 28, 1995;
                                                  Treasurer  of the Company
                                                  since   August  1,  1988;
                                                  Executive  Vice President
                                                  and    Chief    Financial
                                                  Officer of the Bank since
                                                  January 1, 1990.

Ralph L. Straw, Jr.         55         1993       Vice President and Secretary
                                                  of the Company since July 1,
                                                  1996;Executive Vice President,
                                                  General Counsel and Cashier of
                                                  the Bank since   July 1, 1996;
                                                  Executive Vice President and
                                                  General Counsel of the Bank
                                                  since December 21,
                                                  1995; Senior Vice President
                                                  and General Counsel
                                                  since September 13, 1993;
                                                  previously Vice
                                                  President and Counsel of
                                                  National Westminster
                                                  Bank NJ and its predecessors.

A. Richard Abrahamian       38         1992       Senior Vice President
                                                  and Chief Accounting
                                                  Officer of the Bank.

John J. Cannon              53         1995       Senior Vice President and
                                                  Senior Trust Officer of
                                                  the Bank since December 21,
                                                  1995; Vice
                                                  President and Trust Officer
                                                  since July 11, 1994;
                                                  formerly Vice President and
                                                  Trust Administrator
                                                  of National Westminster Bank
                                                  NJ and its predecessors.

Joanne F. Herb              47         1993       Senior Vice President and
                                                  Corporate Strategic
                                                  Planning Manager of the Bank
                                                  since May 16, 1995;
                                                  Vice President and Corporate
                                                  Strategic Planning
                                                  Manager since May 31, 1993;
                                                  previously Vice
                                                  President and Manager of
                                                  On-Site Banking 1992-
                                                  1993 and Vice President of
                                                  Business Coordination
                                                  1989-1992 of National
                                                  Westminster Bank NJ and
                                                  its predecessors.



Raymond C. Kenwell          46         1995       Senior Vice President-
                                                  Commercial Lending  since
                                                  December 21, 1995; Vice
                                                  President-Commercial
                                                  Lending 1993 to 1995;
                                                  formerly Vice President
                                                  Lending of National
                                                  Westminster Bank NJ and its
                                                  predecessors.

Charles E. Nunn, Jr.        44         1995       Senior Vice President and
                                                  Director  of Human
                                                  Resources of the Bank since
                                                  December 21, 1995;
                                                  Vice President and Director
                                                  of Human Resources
                                                  1994-1995; Vice President of
                                                  Human Resources
                                                  1992-1994; Vice President and
                                                  Training and Education
                                                  Coordinator 1989-1992.

Donald E. Reinhard          43         1996       Senior Vice President and
                                                  Director of Marketing since
                                                  September 10, 1996; Vice
                                                  President and
                                                  Marketing Manager 1993-1996;
                                                  formerly Director of Marketing
                                                  for Carteret Savings Bank.

Chris Van Der Stad          40         1996       President of United National
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


Item 2 - Properties

The corporate headquarters of United is located in a three story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company, the Bank, and a branch office of the Bank. The Bank occupies 25 additional branch offices, of which 13 are owned and 12 are leased.

United's 1997 Annual Report Financial Review section contains information on page 22, Note 8, page 23, Note 11 and pages 28 to 29, Note 17 that is incorporated herein by reference.

Item 3 - Legal Proceedings

United's 1997 Annual Report Financial Review section contains on pages 28 to 29,
Note 17, the information required by Item 3 and that information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 1997.



PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters

The only voting securities of the Company consist of its common stock outstanding. The shares are listed on the NASDAQ Stock Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ.

On December 31, 1997, there were 1,429 shareholders of the Company's common stock.

United's 1997 Annual Report, contains on page 14, under the heading "Market and Dividend Information", the information required by Item 5 and that information is incorporated herein by reference.


Item 6 - Selected Financial Data

United's 1997 Annual Report, Financial Review section, contains on pages 10 and 15 through 17 (Note 1) information required by Item 6 and that information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

United's 1997 Annual Report, Financial Review section, contains on pages 1 through 9 information required by Item 7 and that information is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

United's 1997 Annual Report, Financial Review section, contains on pages 10 through 31 information required by Item 8 and that information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

United's Proxy Statement for its 1998 Meeting contains, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

Item 11 - Executive Compensation

United's Proxy Statement for its 1998 Meeting contains, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference

Item 12 - Security Ownership of Certain Beneficial Owners and Management

United's Proxy Statement for its 1998 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

United's Proxy Statement for its 1998 Annual Meeting contains, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The below listed consolidated financial statements and report of independent public accountants of United National Bancorp, included in United's 1997 Annual Report, are incorporated herein by reference.
                                                               Financial Review
                                                                     Page *
         Independent Auditors' Report                                  32
         Consolidated Balance Sheets at December
                  31, 1997 and 1996                                    11
         Consolidated Statements of Income for the
                  Three Years Ended December 31,1997                   12
         Consolidated Statements of Changes in
                  Stockholders' Equity for the Three
                  Years Ended December 31, 1997                        13
         Consolidated Statements of Cash Flows
                  for the Three Years Ended
                  December 31, 1997                                    14
         Notes to Consolidated Financial Statements                    15-31
         Unaudited Quarterly Financial Data                             9

         *Refers to respective page numbers of United National Bancorp 1997 Annual Report to Shareholders, Financial Review section, included as
         Exhibit 13. Such pages are incorporated herein by reference.

Report of Independent Public Accountants for United National Bancorp, dated January 12,1996 for the year ended December 31, 1995.

Independent Auditors' Report for Farrington Bank, dated February 22,1996 for the year ended December 31, 1995.


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

          (10)    Material Contracts

              (a) Change of Control Agreements for six executive officers are incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 filed with the Securities and Exchange Commission on March 30, 1995 (Exhibits 10(a) through 10(f)).
              (b) Stock Purchase and Stockholder Agreement dated as of October 24, 1995 among HUB Financial Services, Inc., HUBCO, Inc., Hudson United Bank, United National Bancorp and United National Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
              (c) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between United National Bank and HUB Financial Services, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
              (d) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (e) Administrative Services Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17,
                           1995).
             (f) Executive Supplemental Retirement Income Agreement and Conditions, Assumptions, and Schedule of Contributions and Phantom Contributions for six Executive Officers
             (g)           Executive Death Benefit Master Agreement
             (h)           Executive Deferred Compensation Plan
             (i)           Executive Deferred Bonus Plan
             (j)           Director Deferred Compensation Plan for United
                           National Bancorp
             (k)           Director Deferred Compensation Plan for United
                           National Bank

           (13)(a) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended December 31, 1997 are incorporated by reference into this Annual Report on Form 10-K.
               (b) Report of Independent Public Accountants for United National Bancorp, dated January 12, 1996 for the year ended December 31, 1995.
               (c) Independent Auditors' Report for Farrington Bank, dated February 22, 1996 for the year ended December 31, 1995.

         (21) List of Subsidiaries

         (23)     Consents of Independent Public Accountants
               (a)         KPMG Peat Marwick LLP for United National Bancorp
               (b)         Arthur Andersen LLP for United National Bancorp
               (c)         KPMG Peat Marwick LLP for Farrington Bank

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-Ks were filed during the fourth quarter of 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     UNITED NATIONAL BANCORP


                                                     By: /s/ Thomas C. Gregor
                                                     ---------------------------
                                                         Thomas C. Gregor
                                                      Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer
Dated: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                             Date

 /s/ Thomas C. Gregor        Chairman of the Board              March 30, 1998
------------------------     President and Director
   Thomas C. Gregor


 /s/ Donald W. Malwitz       V.P. & Treasurer                   March 30, 1998
------------------------
   Donald W. Malwitz

 /s/ Ralph L. Straw, Jr.     V.P. & Secretary                   March 30, 1998
-------------------------
   Ralph L. Straw, Jr.

 /s/ George W. Blank         Director                           March 30, 1998
------------------------
   George W. Blank

 /s/                         Director                           March   , 1998
------------------------
   Donald A. Buckley

 /s/ C. Douglas Cherry       Director                           March 30, 1998
------------------------
   C. Douglas Cherry

 /s/ Charles E. Hance        Director                           March 30, 1998
------------------------
   Charles E. Hance

 /s/ John R. Kopicki         Director                           March 30, 1998
------------------------
   John R. Kopicki

                             Director                           March   , 1998
------------------------
   Antonia S. Marotta


 /s/ John W. McGowan III     Director                           March 30, 1998
------------------------
   John W. McGowan III

 /s/ Patricia McKiernan      Director                           March 30, 1998
------------------------
   Patricia A. McKiernan

 /s/ Charles N. Pond, Jr.    Director                           March 30, 1998
-------------------------
   Charles N. Pond, Jr.

                             Director                           March   , 1998
------------------------
   Kenneth W. Turnbull

                             Director                           March   , 1998
------------------------
   David R. Walker

 /s/ Ronald E. West          Director                           March 30, 1998
------------------------
   Ronald E. West

                             Director                           March   , 1998
------------------------
   George J. Wickard