Form 10-Q
period 1998-03-31
UNITED NATIONAL BANCORP
filed 1998-05-15
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission File Number:      000-16931

                             United National Bancorp
             (Exact name of registrant as specified in its charter)

    New Jersey                                        22-2894827
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


1130 Route 22 East, Bridgewater, New Jersey             08807-0010
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (908) 429-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 [X] Yes [ ] No

As of April 30, 1998, there were 9,279,791 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX




PART I -  FINANCIAL INFORMATION                                        PAGE(S)


ITEM 1   Financial Statements and Notes to Consolidated
         Financial Statements                                           1-6


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7-15



PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K                              16-17


SIGNATURES                                                             18

Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                March 31,                   December 31,
                                                                   1998                         1997
                                                             -----------------             ----------------
ASSETS
Cash and Due from Banks                                          $     43,594                 $     39,569
Federal Funds Sold                                                      1,700                        1,500
Securities Available for Sale, at Market Value                        568,149                      541,245
Securities Held to Maturity                                            47,613                       45,308
Trading Account Securities, at Market Value                             1,331                        1,221
Loans (Net of Unearned Income)                                        611,712                      613,712
  Less: Allowance for Possible Loan Losses                              7,064                        7,633
                                                             -----------------             ----------------
  Loans, Net                                                          604,648                      606,079
Premises and Equipment, Net                                            21,260                       21,503
Investment in Joint Venture                                             3,151                        3,151
Other Real Estate                                                       1,538                        1,463
Intangible Assets, Primarily Core Deposit Premiums                     10,418                       10,818
Other Assets                                                           41,649                       37,979
                                                             -----------------             ----------------

     Total Assets                                                  $1,345,051                   $1,309,836
                                                             =================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                          $   175,772                  $   166,260
  Savings                                                             379,309                      380,105
  Time                                                                436,254                      441,484
                                                             -----------------             ----------------
     Total Deposits                                                   991,335                      987,849

Short-Term Borrowings                                                  84,883                       79,546
Other Borrowings                                                      119,710                       92,706
Other Liabilities                                                      15,326                       18,785
                                                             -----------------             ----------------
   Total Liabilities                                                1,211,254                    1,178,886

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                               20,000                       20,000
                                                             -----------------             ----------------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                                               -                            -
Common Stock, $1.25 Par Value,
  Authorized  16,000,000 Shares,
  Issued 9,373,592 in 1998 and 9,366,549 in 1997,
  Outstanding Shares 9,279,289 in 1998
    and 9,272,246 in 1997                                              11,717                       11,708
Additional Paid-in Capital                                             80,261                       80,102
Retained Earnings                                                      17,049                       14,826
Treasury Stock (94,303 shares in 1998 and 1997)                        (1,352)                      (1,352)
Restricted Stock                                                          (64)                         (73)
Accumulated Other Comprehensive Income                                  6,186                        5,739
                                                             -----------------             ----------------
 Total Stockholders' Equity                                           113,797                      110,950
                                                             -----------------             ----------------

     Total Liabilities and Stockholders' Equity                    $1,345,051                   $1,309,836
                                                             =================             ================

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     --------------------------------------
                                                                           1998                 1997
                                                                     -----------------     ----------------
INTEREST INCOME
Interest and Fees on Loans                                                    $14,481              $13,911
Interest and Dividends on Securities Available for Sale:
    Taxable Income                                                              7,940                4,339
    Tax-Exempt Income                                                             697                  556
Interest  and Dividends on Securities Held to Maturity:
    Taxable Income                                                                474                  918
    Tax-Exempt Income                                                             193                  152
Dividends on Trading Accounts Securities                                            6                    3
Interest on Federal Funds Sold and
  Deposits with Federal Home Loan Bank                                            308                  226
                                                                     -----------------     ----------------
        TOTAL INTEREST INCOME                                                  24,099               20,105
                                                                     -----------------     ----------------

INTEREST EXPENSE
Interest on Savings Deposits                                                    1,601                1,745
Interest on Time Deposits                                                       6,216                5,180
Interest on Short-Term Borrowings                                                 931                  463
Interest on Other Borrowings                                                    1,680                  232
                                                                     -----------------     ----------------
    Total Interest Expense                                                     10,428                7,620
                                                                     -----------------     ----------------

Net Interest Income                                                            13,671               12,485
Provision for Possible Loan Losses                                                975                  900
                                                                     -----------------     ----------------
Net Interest Income After
     Provision for Possible Loan Losses                                        12,696               11,585
                                                                     -----------------     ----------------

NON-INTEREST INCOME
Trust Income                                                                    1,437                1,200
Service Charges on Deposit Accounts                                             1,067                1,066
Other Service Charges, Commissions and Fees                                     1,561                1,524
Net Gains from Securities Transactions                                            156                  156
Other Income                                                                      697                  437
                                                                     -----------------     ----------------
       TOTAL NON-INTEREST INCOME                                                4,918                4,383
                                                                     -----------------     ----------------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                                           5,085                5,141
Occupancy Expense, Net                                                            860                  823
Furniture and Equipment Expense                                                   873                  675
Data Processing Expense                                                         1,836                1,113
Distributions of Series B Capital Securities                                      501                   56
Amortization of Intangible Assets                                                 401                  440
Net Cost to Operate Other Real Estate                                              63                  114
Merger Related Charge                                                               -                1,665
Other Expenses                                                                  3,016                2,535
                                                                     -----------------     ----------------
        TOTAL NON-INTEREST EXPENSE                                             12,635               12,562
                                                                     -----------------     ----------------

Income Before Provision for Income Taxes                                        4,979                3,406
Provision for Income Taxes                                                      1,339                1,028
                                                                     -----------------     ----------------
NET INCOME                                                                    $ 3,640              $ 2,378
                                                                     =================     ================

NET INCOME PER COMMON SHARE:
       Basic                                                                 $   0.39             $   0.26
                                                                     =================     ================
       Diluted                                                               $   0.39             $   0.25
                                                                     =================     ================
Weighted Average Shares Outstanding:
       Basic                                                                    9,275                9,262
       Diluted                                                                  9,429                9,337

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)



                                                                                                  Accumulated
                                         Additional                                                  Other              Total
                               Common      Paid-In     Retained    Treasury      Restricted      Comprehensive      Stockholders'
                                Stock      Capital     Earnings      Stock         Stock            Income             Equity
                               -------    ---------   ----------  ----------  -------------    -----------------  ----------------

Balance January 1, 1998        $11,708     $80,102     $14,826     $(1,352)          $(73)            $ 5,739          $110,950

Net Income                           -           -       3,640           -              -                   -             3,640

Cash Dividends Declared
   $0.15 Per Share                   -           -      (1,398)          -              -                   -            (1,398)

Exercise of Stock Options
   (5,243 Shares)                    7          96         (19)          -              -                   -                84

Change in Unrealized Gain on
  Securities Available for Sale      -           -           -           -              -                 447               447

Restricted Stock Activity            2          63           -           -              9                   -                74
                               -------     -------     --------    ---------  -------------  --------------------  -------------


Balance-March 31, 1998         $11,717     $80,261     $17,049     $(1,352)         $ (64)             $6,186          $113,797
                               =======     =======     ========    =========  =============  ====================  =============


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                        March 31,
                                                                          -------------------------------------
                                                                                1998                 1997
                                                                          ----------------     ----------------

OPERATING ACTIVITIES
Net Income                                                                       $ 3,640              $ 2,378
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                                      939                1,033
  Amortization of Securities, Net                                                    239                   83
  Provision for Possible Loan Losses                                                 975                  900
  Benefit for Deferred Income Taxes                                                  157                   12
  Net Loss (Gain) on Disposition/Writedown
    Of Premises and Equipment                                                         22                    3
  Net Gain on Sale of Securities Available for Sale                                 (126)                (140)
  Trading Account Securities Activity, Net                                          (110)                 (15)
  (Increase)Decrease in Other Assets                                              (4,054)               1,642
  (Decrease)Increase in Other Liabilities                                         (3,460)                 471
  Restricted Stock Activity                                                           74                   90
                                                                           ----------------     ----------------
   Net Cash (Used in) Provided by Operating Activities                            (1,704)               6,457
                                                                           ----------------     ----------------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                                              105,655               25,352
  Proceeds from Maturities of Securities                                          11,273                7,107
  Purchases of Securities                                                       (143,141)             (28,879)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                                          19,412                8,962
  Purchases of Securities                                                        (21,847)             (10,383)
Net Increase in Loans                                                                456               15,239
Expenditures for Premises and Equipment                                             (667)                (753)
Proceeds from Disposal of Premises and Equipment                                     349                    -
(Increase) Decrease in Other Real Estate                                             (75)                 278
                                                                           ----------------     ----------------
  Net Cash (Used in) Provided by Investing Activities                            (28,585)              16,923
                                                                           ----------------     ----------------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Deposits                             8,716              (13,386)
Net (Decrease) Increase in Certificates of Deposit                                (5,230)               9,028
Net Increase (Decrease) in Short-Term Borrowings                                   5,337              (13,830)
Net Increase in Other Borrowed Funds                                              27,004                    -
Cash Dividends on Common Stock                                                    (1,397)              (1,034)
Proceeds from Exercise of Stock Options                                               84                  422
Purchase of Treasury Stock                                                             -                   (1)
Sale of Treasury Stock                                                                 -                    -
Proceeds of Trust Capital Securities                                                   -               20,000
                                                                           ----------------     ----------------
  Net Cash (Used in) Provided by Financing Activities                             34,514                1,199
                                                                           ----------------     ----------------
Net Increase in Cash and Cash Equivalents                                          4,225               24,579
Cash and Cash Equivalents at Beginning of Period                                  41,069               61,279
                                                                           ----------------     ----------------
Cash and Cash Equivalents at End of Period                                       $45,294              $85,858
                                                                           ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
 Interest                                                                        $11,520              $ 9,279
 Income Taxes                                                                      3,200                1,418
Reclass to Available for Sale from Held to Maturity                                    -                3,160

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

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of the provisions of Statement No. 130.

Statement No. 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, Statement No. 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements. For the Company, comprehensive income is determined by adding unrealized investment holding gains or losses during the period to net income.

Total comprehensive income amounted to the following for the three month periods ended March 31:

                                                    1998                 1997
                                               -----------           -----------

Net Income                                      $3,640,000           $2,378,000
Change in Net Unrealized Gain on
  Securities Available for Sale, Net of Tax        447,000           (1,680,000)
                                                ----------           -----------

Comprehensive Income                            $4,087,000             $698,000
                                                ==========           ===========


In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"). Statement No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information in changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain required disclosures of previous accounting pronouncements.

Statement No. 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. As Statement No. 132 affects disclosure requirements, it is not expected to have an impact on the financial statements of the Company.


(2)      Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period.

(3)      Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.


Diluted net income per common share is computed by dividing net income by weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 154,000, and 75,000 in 1998 and 1997, respectively.

All weighted average shares outstanding have been adjusted for subsequent the 6% stock dividend in 1997 and the 2 for 1 stock split in 1997.


(4)       Capital

All share amounts presented have been restated for subsequent stock dividends and splits.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at March 31, 1998 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be attained for any other period.

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


                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and March 31, 1997.

OVERVIEW

The Company realized net income of $3,640,000 for the first quarter of 1998, as compared to $2,378,000 reported for the same period in 1997. The corresponding 1997 period included a one-time merger-related charge (the "Merger Charge") of $1,072,000, net of taxes, or $0.12 per diluted share which was recorded in connection with the acquisition of Farrington Bank ("Farrington"). Earnings per diluted share were $0.39 for the first quarter of 1998 as compared to $0.25 for the prior year.

The increase in earnings before the Merger Charge for the three months ended March 31, 1998, compared to 1997, was the result of an increase in net interest income combined with an increase in non-interest income, offset in part by increases in the provision for possible loan losses and non-interest expenses.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended March 31, 1998 represented a $3,994,000 or 19.9% increase from the $20,105,000 reported for the same period in 1997. This was attributable to increases in interest and dividends on securities of $3,342,000, interest and fees on loans of $570,000 and interest on federal funds sold and deposits with Federal Home Loan Bank ("FHLB") of $82,000. The yield on average interest earning assets on a fully taxable equivalent basis decreased 9 basis points from 8.25% for the first quarter of 1997 to 8.16% for the first quarter of 1998. The increase in interest income was primarily attributable to the $211,174,000 increase in average interest earning assets, offset slightly by the 9 basis point decrease in the yield on earning assets. During the second and third quarters of 1997, the Company developed and implemented a strategy to increase earning assets, effectively leveraging its capital and improving net interest income, by the purchase of $150 million of additional investment securities funded through advances and repurchase agreements (the "Growth Strategy"). During the first quarter of 1998, the Company completed an additional $50 million of the Growth Strategy.


Interest Expense

As a result of increased average deposits, the Growth Strategy, as well as the movement of deposits from lower rate savings accounts to higher rate time deposits, the Company's interest expense for the first quarter of 1998 increased $2,808,000, or 36.9%, to $10,428,000 from $7,620,000 for the same period last year. Specifically, interest on savings and time deposits rose $892,000, interest on short-term borrowings increased $468,000, and interest on other borrowings increased $1,448,000. The Company's average cost of funds increased from 3.79% for the first quarter of 1997 to 4.26% for the first quarter in 1998. Average interest bearing liabilities increased by $177,004,000 from the first quarter of 1997 to the same period in 1998.


Net Interest Income

The net effect of the changes in interest income and interest expense for the first quarter of 1998 was an increase of $1,186,000 or 9.5% in net interest income as compared to the first quarter of 1997. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 47 basis points and 56 basis points, respectively, from the same period last year.


Provision for Possible Loan Losses

For the three months ended March 31, 1998, the provision for possible loan losses was $975,000, compared to $900,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at March 31, 1998 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio.* At March 31, 1998, the ratio of the allowance for possible loan losses to non-performing loans was 85.05% as compared to 76.68% at March 31, 1997.


Non-Interest Income

For the first quarter of 1998, compared to the first quarter of 1997, total non-interest income increased $535,000 or 12.2%, due primarily to increases of $237,000 in trust income and $260,000 of increases in other income. In addition, there were increases of $1,000 in service charges on deposit accounts and $37,000 of increases in other service charges, commissions and fees. The increase in other income is the result of the Company's investment in corporate owned life insurance.

Non-Interest Expense

For the quarter ended March 31, 1998, non-interest expense increased $73,000 or 0.6% from the same period last year. Included in the first quarter of 1997 was the Merger Charge of $1,665,000, pre-tax. Excluding this charge, non-interest expense increased $1,738,000 or 15.9% from 1997 to 1998. Salaries and employee benefits decreased $56,000, as employee benefits decreased $270,000, while salaries increased by $214,000. The reduction in salary and benefit expense was achieved by lower hospitalization benefit costs and lower retirement benefits cost, offset in part by additional employees hired for the new branches opened during the latter part of 1997. Occupancy expense increased $37,000, or 4.5%. Furniture and equipment expense increased $198,000, or 29.3% as a result of the upgrading of the corporate wide personal computer network in mid-1997. Data processing expense increased $723,000, or 65.0% as a result of increased volume of items processed through United Financial Services, Inc. ("United Financial") as well as increased credit card processing. United Financial, a data processing joint venture, is 50% owned by the Company. Distributions on the trust capital securities, issued in March 1997, at an annual rate of 10.01%, amounted to $501,000. Other expenses and amortization of intangible assets, increased $391,000, primarily as a result of additional marketing of new branch locations and credit card marketing, increased credit card processing expense and increased other legal and other professional expenses offset in part by decreased costs to operate other real estate.


Income Taxes

Income tax expense increased $311,000 to $1,339,000 for the first quarter of 1998 as compared to $1,028,000 for the same period in 1997. The increase for the quarter was the result of higher taxable income than the prior year.

FINANCIAL CONDITION

March 31, 1998 as compared to December 31, 1997.

Total assets increased $35,215,000 or 2.7% from December 31, 1997. Securities increased by $29,319,000. The Company utilized $50 million of advances and repurchase agreements to fund the growth in the investment portfolio, which in turn increased net interest income. The $50 million of investments purchased through the Growth Strategy were partly offset by investments called or matured in the first quarter. In addition, there were increases in cash and due from banks of $4,025,000, Federal funds sold of $200,000, other real estate of $75,000 and other assets of $3,670,000. Conversely, there were decreases of $1,431,000 in loans, net of allowance, $400,000 in intangible assets and $243,000 in premises and equipment.

Total loans at March 31, 1998 decreased $2,000,000 to $611,712,000 from year-end 1997. Personal loans decreased $11,629,000 or 8.4% from December 31, 1997 to $126,118,000 at March 31, 1998, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth. In addition, commercial loans decreased $1,184,000 or 0.9% to $135,150,000 at March 31, 1998 and the
credit card portfolio decreased $639,000 or 1.9% from December 31, 1997 to $32,501,000 at March 31, 1998. Partly offsetting these decreases, the residential and commercial real estate loan portfolios increased by $11,452,000 or 3.7% from $306,491,000 at December 31, 1997 to $317,943,000 at March 31,
1998.

The following schedule presents the components of loans, by type, net of unearned income, for each period presented.


                                      March 31,                  December 31,
(In Thousands)                          1998                         1997
                                -----------------             ----------------
Commercial                            $135,150                     $136,334
Real Estate                            317,943                      306,491
Personal Loans                         126,118                      137,747
Credit Card Loans                       32,501                       33,140
                                -----------------             ----------------

Loans, Net of Unearned Income         $611,712                     $613,712
                                =================             ================

Within the securities portfolio, the majority of the increase occurred in the mortgage-backed securities, which increased $40,830,000. U.S. government agencies and corporations increased by $5,670,000. In addition, obligations of states and political subdivisions increased by $8,441,000. Trading account securities increased by $110,000, while Corporate debt securities (trust preferred issues of other banks) increased $3,576,000. Other securities, consisting of money market mutual funds and stock in Federal Reserve Bank and Federal Home Loan Bank decreased by $27,325,000. U.S. Treasury securities decreased by $1,983,000.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):


                                                        March 31, 1998                     December 31, 1997
                                                 ------------------------------       -----------------------------
                                                  Amortized          Market            Amortized         Market
Securities Available for Sale                       Cost             Value               Cost             Value
---------------------------------------------    ------------     -------------       ------------     ------------
U.S. Treasury Securities                           $   4,994         $   4,992          $   7,987        $   7,979

Obligations of U.S. Government
   Agencies and Corporations                          95,145            95,723             85,384           86,079

Obligations of States and
   Political Subdivisions                             58,358            59,801             55,632           56,887

Mortgage-Backed Securities                           351,263           353,246            310,074          312,164

Corporate Debt Securities                             16,796            17,496             13,496           13,920

Other Securities                                      32,222            36,891             59,974           64,216
                                                 ------------     -------------       ------------     ------------

Total Securities Available For Sale                  558,778           568,149            532,547          541,245
                                                 ------------     -------------       ------------     ------------

Securities Held to Maturity
---------------------------------------------

U.S. Treasury Securities                               1,994             1,995                990              995

Obligations of U.S. Government
   Agencies and Corporations                          23,979            23,896             27,953           27,936

Obligations of States and
   Political Subdivisions                             17,239            17,274             11,712           11,798

Mortgage-Backed Securities                             4,276             4,276              4,528            4,506

Other Securities                                         125               130                125              129
                                                 ------------     -------------       ------------     ------------

Total Securities Held to Maturity                     47,613            47,571             45,308           45,364
                                                 ------------     -------------       ------------     ------------

Trading Securities                                       660             1,331                581            1,221
---------------------------------------------    ------------     -------------       ------------     ------------

Total Securities                                    $607,051          $617,051           $578,436         $587,830
                                                 ============     =============       ============     ============

Total deposits increased $3,486,000 or 0.4%. Time deposits decreased by $5,230,000, while savings deposits decreased $796,000. Demand deposits increased by $9,512,000. Short-term borrowings increased by $5,337,000 and other borrowings increased by $27,004,000, as the Bank continued to utilize Growth Strategies to increase the investment portfolio. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At March 31, 1998, non-performing loans decreased $324,000 as compared to December 31, 1997. Of the decrease in non-performing loans, $177,000 was in the personal loan portfolio and $263,000 was in the real estate loan portfolio. This was partly offset by an increase of $116,000 in the commercial loan portfolio. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

                               March 31,         December 31,       September 30,         June 30,            March 31,
(Dollars in Thousands)           1998                1997                1997               1997                1997
                           ------------------  -----------------   -----------------  ------------------  ------------------
Total Assets                      $1,345,051         $1,309,836          $1,283,141          $1,217,755          $1,105,210

Total Loans (Net of                 $611,712           $613,712            $619,754            $624,949            $604,602
Unearned Income)

Allowance for Possible                $7,064             $7,633              $7,638              $7,682              $7,761
Loan Losses
   % of Total Loans                     1.15 %             1.24 %              1.23 %              1.23 %              1.28 %

Total Non-Performing                  $8,306             $8,630              $9,689              $9,034             $10,121
Loans (1)
   % of Total Assets                    0.62 %             0.66 %              0.76 %              0.74 %              0.92 %
   % of Total Loans                     1.36 %             1.41 %              1.56 %              1.45 %              1.67 %

Allowance for Possible
Loan Losses
  to Non-Performing Loans              85.05 %            88.45 %             78.83 %             85.03 %             76.68 %

Total of Non-Performing               $9,970            $10,267             $11,408             $10,636             $11,723
Assets
   % of Total Assets                    0.74 %             0.78 %              0.89 %              0.87 %              1.06 %

 (1) Non-performing loans consist of:
      (a) impaired loans, which includes non-accrual and renegotiated loans, and
      (b)loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At March 31, 1998, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114 was $7,164,000, of which $7,114,000 was on a non-accrual basis. There was one troubled debt restructured loan of $50,000, which is performing in accordance with the restructured agreement. The allowance related to these loans amounted to $1,118,000.

For the quarter ended March 31, 1998, the Company recognized interest income on impaired loans amounting to $11,000, all of which was recognized using the cash basis method of income recognition.

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

At March 31, 1998, the allowance for possible loan losses was $7,064,000, down 7.5% from the $7,633,000 at year-end 1997. Net charge-offs for the three months months ended March 31, 1998 were $1,544,000.

Liquidity Management

At March 31, 1998, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At March 31, 1998, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $22,006,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $121,121,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 1998, there were $240 million of short-term lines of credit of which $57 million was available. In addition, the Bank has $57.2 million available on established lines of credit, which are currently unused, with the Federal Reserve Bank and the FHLB of New York at March 31, 1998, which further support and enhance liquidity.

Capital

Total stockholders' equity increased $2,847,000 to $113,797,000 at March 31, 1998 from the $110,950,000 recorded at the end of 1997. The increase was due to net income of $3,640,000, an increase in net unrealized gains on securities available for sale of $447,000, exercises of stock options of $84,000 and restricted stock activity of $74,000. These increases were offset in part by cash dividends declared of $1,398,000.

The following table reflects the Company's capital ratios, as of March 31, 1998 and December 31, 1997, and have been presented in accordance with current regulatory guidelines.



(Dollars in Thousands)                                 March 31, 1998                December 31, 1997
                                                  --------------------------    -----------------------------
                                                      Amount         Ratio           Amount          Ratio
                                                  ----------------  ---------   -----------------   ---------
RISK-BASED CAPITAL

Tier I Capital
  Actual                                                 $117,129      15.26 %          $114,575       14.87 %

  Regulatory Minimum Requirements                          30,693       4.00              30,818        4.00

  For Classification as Well Capitalized                   46,040       6.00              46,228        6.00


Combined Tier I and Tier II Capital
  Actual                                                  124,193      16.18             122,208       15.86

  Regulatory Minimum Requirements                          61,386       8.00              61,637        8.00

  For Classification as Well Capitalized                   76,733      10.00              77,046       10.00

LEVERAGE
  Actual                                                  117,129       8.97             114,575        8.96

  Regulatory Minimum Requirements                          52,180       4.00              51,144        4.00

  For Classification as Well Capitalized                   65,225       5.00              63,931        5.00


The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both increased from 14.87% to 15.26% and from 15.86% to 16.18%, respectively, while the Tier I leverage ratio increased from 8.96% to 8.97% from December 31, 1997 to March 31, 1998, respectively. The Company's capital ratios increased as a result of net income for the three months ended March 31, 1998, offset in part by cash dividends declared.

Item 3 - MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two-year time frame. At March 31, 1998, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1997.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At March 31, 1998, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1997.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On or about March 23, 1998, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on April 21, 1998, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

         1. Election of the five (5) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The vote tabulation with respect to each nominee for director is as follows:

                                     Term          Affirmative          Votes
             Director             Expiration          Votes            Against

             George W. Blank         2001           7,268,568          64,198
             Charles E. Hance        2001           7,258,535          74,231
             John R. Kopicki         2001           7,268,178          64,588
             John W. McGowan III     2001           7,267,370          65,396
             Paul K. Ross            2001           7,259,644          73,122

             The following directors' terms of office continued after the meeting:

             Donald A. Buckley
             C. Douglas Cherry
             Thomas C. Gregor
             Antonia S. Marotta
             Patricia A. McKiernan
             Charles N. Pond, Jr.
             David R. Walker
             Ronald E. West
             George J. Wickard



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

             (27) Financial Data Schedule


         (b)       Reports on Form 8-K


                           No reports on Form 8-K were filed during the quarter.

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




                                                   UNITED NATIONAL BANCORP
                                                   -----------------------
                                                         (Registrant)








Dated: May 14, 1998                                  By:   /s/Thomas C. Gregor
                                                           -------------------
                                                     Thomas C. Gregor, Chairman
                                                     President and CEO






Dated: May 14, 1998                                  By:  /s/Donald W.  Malwitz
                                                          ---------------------
                                                     Donald W. Malwitz
                                                     Vice President & Treasurer