Form 10-Q
period 1998-06-30
UNITED NATIONAL BANCORP
filed 1998-08-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 [X] Yes [ ] No

As of July 31, 1998, there were 9,282,441 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX




PART I -  FINANCIAL INFORMATION                                      PAGE(S)


ITEM 1   Financial Statements and Notes to Consolidated
         Financial Statements                                           1-6


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7-15

ITEM 3   Quantitative and Qualitative Disclosures about
         Market Risk                                                   15-16

PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                             18

Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                 June 30,             December 31,
                                                                   1998                   1997
                                                             -----------------       ----------------
ASSETS
Cash and Due from Banks                                          $     34,018           $     39,569
Federal Funds Sold                                                      8,200                  1,500
Securities Available for Sale, at Market Value                        567,667                541,245
Securities Held to Maturity                                            43,804                 45,308
Trading Account Securities, at Market Value                             1,221                  1,221
Loans (Net of Unearned Income)                                        654,687                613,712
  Less: Allowance for Possible Loan Losses                              7,069                  7,633
                                                             -----------------       ----------------
  Loans, Net                                                          647,618                606,079
Premises and Equipment, Net                                            22,313                 21,503
Investment in Joint Venture                                             3,151                  3,151
Other Real Estate                                                       1,479                  1,463
Intangible Assets, Primarily Core Deposit Premiums                     10,017                 10,818
Other Assets                                                           41,228                 37,979
                                                             -----------------       ----------------
     Total Assets                                                  $1,380,716             $1,309,836
                                                             =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                          $   173,220            $   166,260
  Savings                                                             386,017                380,105
  Time                                                                415,586                441,484
                                                             -----------------       ----------------
     Total Deposits                                                   974,823                987,849

Short-Term Borrowings                                                 134,404                 79,546
Other Borrowings                                                      119,980                 92,706
Other Liabilities                                                      15,441                 18,785
                                                             -----------------       ----------------
   Total Liabilities                                                1,244,648              1,178,886

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                               20,000                 20,000
                                                             -----------------       ----------------
STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                                               -                      -
Common Stock, $1.25 Par Value,
  Authorized  16,000,000 Shares,
  Issued 9,375,345 in 1998 and 9,366,549 in 1997,
  Outstanding Shares 9,281,042 in 1998
    and 9,272,246 in 1997                                              11,719                 11,708
Additional Paid-in Capital                                             80,308                 80,102
Retained Earnings                                                      19,470                 14,826
Treasury Stock (94,303 shares in 1998 and 1997)                        (1,352)                (1,352)
Restricted Stock                                                          (64)                   (73)
Accumulated Other Comprehensive Income                                  5,987                  5,739
                                                             -----------------       ----------------
Total Stockholders' Equity                                            116,068                110,950
                                                             -----------------       ----------------
     Total Liabilities and Stockholders' Equity                    $1,380,716             $1,309,836
                                                             =================       ================

See Accompanying Notes to Consolidated Financial Statements.

                                              United National Bancorp
                                         CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands, Except Share Data)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                         ------------------------     ------------------------
                                                             1998         1997            1998         1997
                                                         -----------   ----------     -----------  -----------
INTEREST INCOME
Interest and Fees on Loans                                  $14,231      $13,837         $28,712      $27,748
Interest and Dividends on Securities
 Available for Sale:
   Taxable Income                                             8,340        5,629          16,280        9,968
   Tax-Exempt Income                                            703          558           1,400        1,114
Interest and Dividends on Securities
 Held to Maturity:
   Taxable Income                                               474          867             948        1,785
   Tax-Exempt Income                                            220          156             413          308
Dividends on Trading Accounts Securities                          7            4              13            7
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                          45          127             353          353
                                                           ---------   ----------     -----------  -----------
   TOTAL INTEREST INCOME                                     24,020       21,178          48,119       41,283
                                                        -----------   ----------     -----------  -----------

INTEREST EXPENSE
Interest on Savings Deposits                                  1,539        1,682           3,140        3,427
Interest on Time Deposits                                     5,722        5,500          11,938       10,680
Interest on Short-Term Borrowings                             1,419          862           2,350        1,325
Interest on Other Borrowings                                  1,931          290           3,611          522
                                                         -----------   ----------     -----------  -----------
   TOTAL INTEREST EXPENSE                                    10,611        8,334          21,039       15,954
                                                         -----------   ----------     -----------  -----------

Net Interest Income                                          13,409       12,844          27,080       25,329
Provision for Possible Loan Losses                              725          900           1,700        1,800
                                                         -----------   ----------     -----------  -----------
Net Interest Income After
 Provision for Possible Loan Losses                          12,684       11,944          25,380       23,529
                                                         -----------   ----------     -----------  -----------

NON-INTEREST INCOME
Trust Income                                                  1,438        1,200           2,875        2,400
Service Charges on Deposit Accounts                           1,052          981           2,119        2,047
Other Service Charges, Commissions
 and Fees                                                     1,626        1,495           3,187        3,019
Net Gains from Securities Transactions                          223          180             379          336
Other Income                                                    624          469           1,321          906
                                                         -----------   ----------     -----------  -----------
   TOTAL NON-INTEREST INCOME                                  4,963        4,325           9,881        8,708
                                                         -----------   ----------     -----------  -----------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                         4,979        4,871          10,064       10,012
Occupancy Expense, Net                                          820          833           1,680        1,656
Furniture and Equipment Expense                                 857          683           1,730        1,358
Data Processing Expense                                       1,849        1,181           3,685        2,294
Distributions of Series B Capital
 Securities                                                     500          500           1,001          556
Amortization of Intangible Assets                               400          440             801          880
Net Cost to Operate Other Real Estate                             6           52              69          166
Merger Related Charge and
 Loss on Disposition of Assets                                    -          543               -        2,208
Other Expenses                                                2,895        2,664           5,911        5,199
                                                         -----------   ----------     -----------  -----------
   TOTAL NON-INTEREST EXPENSE                                12,306       11,767          24,941       24,329
                                                         -----------   ----------     -----------  -----------

Income Before Provision for Income Taxes                      5,341        4,502          10,320        7,908
Provision for Income Taxes                                    1,501        1,386           2,840        2,414
                                                         ===========   ==========     ===========  ===========
NET INCOME                                                  $ 3,840      $ 3,116         $ 7,480      $ 5,494
                                                         ===========   ==========     ===========  ===========

NET INCOME PER COMMON SHARE:
   Basic                                                   $   0.41     $   0.34        $   0.81     $   0.59
                                                         ===========   ==========     ===========  ===========
   Diluted                                                 $   0.41     $   0.33        $   0.79     $   0.59
                                                         ===========   ==========     ===========  ===========

Weighted Average Shares Outstanding:
   Basic                                                      9,280        9,266           9,277        9,262
   Diluted                                                    9,451        9,333           9,440        9,333

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                                    Accumulated
                                          Additional                                                   Other              Total
                              Common        Paid-In      Retained      Treasury     Restricted     Comprehensive      Stockholders'
                               Stock        Capital      Earnings        Stock        Stock           Income             Equity
                            -----------  ------------  ------------  ------------  ------------  ------------------  --------------
Balance-January 1, 1998       $11,708        $80,102       $14,826      $(1,352)          $(73)        $5,739            $110,950

Net Income                          -              -         7,480             -              -             -               7,480

Cash Dividends Declared
   $0.30 Per Share                  -              -       (2,804)             -              -             -              (2,804)

Exercise of Stock Options
   (6,996 Shares)                   9            143          (32)             -              -             -                 120

Change in Unrealized Gain
 on Securities Available
 for Sale                           -              -             -             -              -           248                 248

Restricted Stock Activity           2             63             -             -              9             -                  74
                            ----------   ------------  ------------  ------------  -------------  --------------------  -----------

Balance-June 30, 1998         $11,719        $80,308       $19,470      $(1,352)          $(64)        $5,987            $116,068
                            ==========   ============  ============  ============  =============  ====================  ===========


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                 -------------------------------------
                                                                       1998                 1997
                                                                 ----------------     ----------------
OPERATING ACTIVITIES
Net Income                                                                $7,480             $  5,494
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                            1,857                1,975
  Amortization of Securities, Net                                            568                  172
  Provision for Possible Loan Losses                                       1,700                1,800
  Provision(Benefit)for Deferred Income Taxes                                103                  (52)
  Net Loss (Gain) on Disposition/Writedown
    Of Premises and Equipment                                                 56                  544
  Net Gain on Sale of Securities Available for Sale                         (390)                (160)
  Trading Account Securities Activity, Net                                     -                 (362)
  (Increase)Decrease in Other Assets                                      (3,375)               2,956
  (Decrease)Increase in Other Liabilities                                 (3,449)               1,633
  Restricted Stock Activity                                                   74                   91
                                                                 ----------------     ----------------
   Net Cash Provided by Operating Activities                               4,624               14,091
                                                                 ----------------     ----------------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                                      218,001               26,269
  Proceeds from Maturities of Securities                                  56,589               22,239
  Purchases of Securities                                               (300,800)            (196,599)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                                  25,732               24,510
  Purchases of Securities                                                (24,244)             (10,919)
Net Increase in Loans                                                    (43,239)              (6,087)
Expenditures for Premises and Equipment                                   (2,180)              (2,031)
Proceeds from Disposal of Premises and Equipment                             258                    -
(Increase) Decrease in Other Real Estate                                     (16)                 217
                                                                 ----------------     ----------------
  Net Cash Used in Investing Activities                                  (69,899)            (142,401)
                                                                 ----------------     ----------------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Deposits                    12,872              (22,749)
Net (Decrease) Increase in Certificates of Deposit                       (25,898)              27,051
Net Increase (Decrease) in Short-Term Borrowings                          54,858               33,568
Net Increase in Other Borrowed Funds                                      27,274               50,000
Cash Dividends on Common Stock                                            (2,802)              (2,341)
Proceeds from Exercise of Stock Options                                      120                  486
Purchase of Treasury Stock                                                     -                   (3)
Sale of Treasury Stock                                                         -                    -
Proceeds of Trust Capital Securities                                           -               20,000
                                                                 ----------------     ----------------
  Net Cash Provided by Financing Activities                               66,424              106,012
                                                                 ----------------     ----------------
Net Increase(Decrease) in Cash and Cash Equivalents                        1,149              (22,298)
Cash and Cash Equivalents at Beginning of Period                          41,069               61,279
                                                                 ----------------     ----------------
Cash and Cash Equivalents at End of Period                               $42,218              $38,981
                                                                 ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:

 Interest                                                                $22,149            $  16,248
 Income Taxes                                                              5,050                3,454
 Reclass to Available for Sale from Held to Maturity                           -                3,160
 Reclass to Other Assets of Vacant Operations Center
   From Premises and Equipment Pending Sale                                    -                1,100

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

Total comprehensive income amounted to the following for the six-month periods ended June 30 (in thousands):

                                                 1998                 1997
                                           ----------------     ----------------
Net Income                                          $7,480               $5,494
Change in Unrealized Gain on
 Securities Available for Sale,
 Net of Taxes                                          248                1,772
                                           ----------------     ----------------

Comprehensive Income                                $7,728               $7,266
                                           ================     ================

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. This statement is effective for periods beginning after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of the Company.


(2)      Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period.


(3)      Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 163,000, and 71,000 for the six-month periods ended June 30, 1998 and 1997, respectively. For the quarters ended June 30, 1998 and 1997, the potential shares of common stock resulting from stock option agreements totaled 171,000, and 67,000.

All weighted average shares outstanding have been adjusted for the subsequent 6% stock dividend in 1997 and the 2 for 1 stock split in 1997.


(4)       Capital

All share amounts presented have been restated for subsequent stock dividends and splits.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at June 30, 1998 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be attained for any other period.

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


                              RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 and June 30, 1997.

OVERVIEW

The Company realized net income of $3,840,000 for the second quarter of 1998, as compared to $3,116,000 reported for the same period in 1997. The corresponding 1997 period included a loss on the then pending sale of its former operations center (the "Operations Center Loss") of $326,000, net of taxes, or $0.04 per diluted share. Earnings per diluted share were $0.41 for the second quarter of 1998 as compared to $0.33 for the second quarter of 1997.

The increase in earnings for the three months ended June 30, 1998, compared to 1997 (before the Operations Center Loss), was the result of an increases in net interest income and non-interest income, combined with a reduction in the provision for possible loan losses. These increases were offset in part by increases in non-interest expenses.

For the six months ended June 30, 1998, net income was $7,480,000, as compared to $5,494,000 for the same period last year. Earnings per diluted share were $0.79 and $0.59, respectively. During the first quarter of 1997, the Company recorded a merger-related charge (the "Merger Charge") of $1,072,000, net of taxes, in connection with the acquisition of Farrington Bank ("Farrington"). Excluding the Merger Charge and the Operations Center Loss (together defined as "One-Time Charges"), earnings for the six months ended June 30, 1997 were $6,892,000, compared to the $7,480,000 reported in 1998.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 1998 represented a $2,842,000 or 13.4% increase from the $21,178,000 reported for the same period in 1997. This was attributable to increases in interest and dividends on securities of $2,530,000 and interest and fees on loans of $394,000. Interest on federal funds sold and deposits with Federal Home Loan Bank ("FHLB") decreased by $82,000. The yield on average interest earning assets on a fully taxable equivalent basis decreased 25 basis points from 8.19% for the second quarter of 1997 to 7.94% for the second quarter of 1998. The increase in interest income was primarily attributable to a $179,440,000 increase in average interest earning assets, offset in part by the 25 basis point decrease in the yield on earning assets. During the second and third quarters of 1997, the Company developed and implemented a strategy to increase earning assets, effectively leveraging its capital and improving net interest income, by the purchase of $150 million of additional investment securities funded through advances and repurchase agreements (the "Growth Strategy"). During the first six months of 1998, the Company purchased an additional $50 million of investments pursuant to the Growth Strategy.

For the six months ended June 30, 1998, interest income increased $6,836,000 or 16.6%, to $48,119,000 from the $41,283,000 reported for the same period in 1997. This was attributable to increases in interest and dividends on securities of $5,872,000 and interest and fees on loans of $964,000. The increase in interest income was primarily the result of a $195,307,000 increase in average interest earning assets. This was offset in part by a decrease in the yield on average earning assets from 8.22% for the six months ended June 30, 1997 to 8.05% for the comparable period in 1998.


Interest Expense

The Company's interest expense for the second quarter of 1998 increased $2,277,000, or 27.3%, to $10,611,000 from $8,334,000 for the same period last year, as a result of the Growth Strategy, increased average deposits and the movement of deposits from lower rate savings accounts to higher rate time deposits. Specifically, interest on other borrowings increased $1,641,000, interest on short-term borrowings increased $557,000, and interest on savings and time deposits rose $79,000. The Company's average cost of funds increased from 3.95% for the second quarter of 1997 to 4.18% for the second quarter of 1998. Average interest bearing liabilities increased by $127,209,000 from the second quarter of 1997 to the same period in 1998.

For the six months ended June 30, 1998, interest expense increased by $5,085,000 over the same period in 1997. Interest expense on other borrowings increased $3,089,000, interest expense on short-term borrowings increased by $1,025,000, and interest on savings and time deposits increased by $971,000.


Net Interest Income

The net effect of the changes in interest income and interest expense for the second quarter of 1998 was an increase of $565,000 or 4.4% in net interest income as compared to the second quarter of 1997. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 51 basis points and 48 basis points, respectively, from the same period last year.

Net interest income for the six months ended June 30, 1998, increased $1,751,000 or 6.9% over the same period last year. The net interest margin decreased 49 basis points, while the net interest spread decreased 52 basis points from the same period last year.

Provision for Possible Loan Losses

For the three months ended June 30, 1998, the provision for possible loan losses was $725,000, compared to $900,000 for the same period last year. The provision for possible loan losses was $1,700,000 for the six months ended June 30, 1998, as compared to $1,800,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at June 30, 1998 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio.* At June 30, 1998, the ratio of the allowance for possible loan losses to non-performing loans was 104.76% as compared to 85.03% at June 30, 1997.


Non-Interest Income

For the second quarter of 1998, compared to the second quarter of 1997, total non-interest income increased $638,000 or 14.8%, due primarily to increases of $238,000 in trust income, $131,000 of increases in other service charges, commissions and fees, and $155,000 of increases in other income. The increase in other service charges, commissions and fees was the result of fees on additional services implemented during the past year and a higher volume of credit card annual fees, offset in part by lower volume of credit card application fees. The increase in other income is the result of the Company's investment in corporate owned life insurance, partly offset by lower gains on sales of loans guaranteed by the Small Business Administration ("SBA"). In addition, there were increases of $71,000 in service charges on deposit accounts and $43,000 in net gains from securities transactions.

For the six months ended June 30, 1998, non-interest income increased $1,173,000 from the same period in 1997, due primarily to increases of $475,000 in trust income, $415,000 in other income and $168,000 in other service charges, commissions and fees. In addition there were increases of $72,000 in service charges on deposit accounts and $43,000 in net gains from securities transactions. The increases for the six-month period were due to the same factors that caused the quarterly increases.


Non-Interest Expense

For the quarter ended June 30, 1998, non-interest expense increased $539,000 or 4.6% from the same period last year. Included in the second quarter of 1997 was the Operations Center Loss of $543,000, pre-tax. Excluding this charge, non-interest expense increased $1,082,000 or 9.6% from 1997 to 1998. Salaries and employee benefits increased $108,000, as salaries increased by $330,000, while employee benefits decreased $222,000. The increase in salary and benefit expense was due to additional employees hired for new branches opened during the latter part of 1997, offset in part by lower retirement benefits cost and lower hospitalization benefit costs. Occupancy expense decreased $13,000, or 1.6%, as the increased cost of the new branches was more than offset by the elimination of costs associated with the former operations center sold in the third quarter of 1997. Furniture and equipment expense increased $174,000, or 25.5% as a result of the upgrading of the corporate-wide personal computer network in mid-1997. Data processing expense increased $668,000, or 56.6% as a result of increased volume of items processed through United Financial Services, Inc. ("United Financial") as well as increased credit card processing. United Financial, a data processing joint venture, is 50% owned by the Company. Distributions on the trust capital securities, issued in March 1997, at an annual rate of 10.01%, amounted to $500,000, the same as the prior year. Other expenses, net costs to operate other real estate and amortization of intangible assets increased $145,000, primarily as a result of additional marketing of new branch locations and credit card marketing, increased credit card processing expense and increased other legal and other professional expenses offset in part by decreased costs to operate other real estate.

For the six months ended June 30, 1998, non-interest expense increased $612,000, or 2.5% from the same period last year. Included in 1997 were the pre-tax Merger Charge of $1,665,000 in the first quarter and the Operations Center Loss of $543,000 in the second quarter. Excluding these One-Time Charges, non-interest expense increased $2,820,000, or 12.7% from 1997 to 1998. Salaries and employee benefits increased $52,000, or 0.5% as salaries and wages increased $545,000 and employee benefits decreased by $493,000. Occupancy expense increased $24,000. Furniture and equipment expense increased $372,000 or 27.4%. The increases for the six-month period were due to the same factors that caused the quarterly increases. Data processing expense increased $1,391,000, or 60.6% over the same period in 1997 as a result of higher processing volumes. The increase in cash distributions on the trust capital securities of $445,000 resulted from their placement in March 1997. Other expenses, including amortization of intangible assets, increased $536,000 primarily as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees, offset in part by decreased costs to operate other real estate.


Income Taxes

Income tax expense increased $115,000 to $1,501,000 for the second quarter of 1998 as compared to $1,386,000 for the same period in 1997. For the six months ended June 30, 1998, income tax expense increased $426,000 when compared to the prior year. The increase in income taxes was the result of higher taxable income than the prior year.


YEAR 2000 Issues

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past computer programs allocated only two digits to a year, (ie. 1998 was represented as 98). Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment, which utilizes processors or computer microchips.

Management has initiated a program to assess the Company's computer systems, applications and third-party vendors for year 2000 compliance. Management has formed a Year 2000 Committee with members from all significant areas of the Bank, which has conducted a comprehensive review of its operations to identify systems, vendors and customers that could be affected by the year 2000 issue. The committee has developed an implementation plan to rectify any issues related to processing of transactions in the year 2000 and beyond. The Company is in process of obtaining certifications of Year 2000 compliance from its vendors, or in the alternative will obtain Year 2000 compliant software, hardware and support services as appropriate. The Company is also working with its significant borrowers and depositors to ensure they are taking appropriate steps to become Year 2000 compliant.

The Company expects that all year 2000 compliance testing will be completed by December 31, 1998.

The Company, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (ie., vendors) do not appropriately address their own compliance issues.

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs for 1998, such as testing, software purchases and marketing are not anticipated to be material to the Company.* While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*


FINANCIAL CONDITION

June 30, 1998 as compared to December 31, 1997.

Total assets increased $70,880,000 or 5.4% from December 31, 1997. Loans, net of allowance for possible loan losses, increased $41,539,000. Securities increased by $24,918,000 as the Company utilized $50 million of advances and repurchase agreements to fund the growth in the investment portfolio, which in turn increased net interest income. The $50 million of investments purchased through the Growth Strategy were partly offset by investments called or matured in the first quarter. In addition, there were increases in Federal funds sold of $6,700,000, premises and equipment of $810,000, other real estate of $16,000 and other assets of $3,249,000. Conversely, there were decreases of $5,551,000 in cash and due from banks and $801,000 in intangible assets.

Total loans at June 30, 1998 increased $40,975,000 to $654,687,000 from year-end 1997. Commercial loans increased $27,877,000 or 20.4% to $164,211,000 at June 30, 1998. The residential and commercial real estate loan portfolios increased by $24,480,000 or 8.0% from $306,491,000 at December 31, 1997 to $330,971,000 at
June 30, 1998. In addition, the credit card portfolio increased $1,554,000 or 4.7% from December 31, 1997 to $34,694,000 at June 30, 1998. Partly offsetting these increases, personal loans decreased $12,936,000 or 9.4% from December 31, 1997 to $124,811,000 at June 30, 1998, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth.

The following schedule presents the components of loans, by type, net of unearned income, for each period presented.

                                       June 30,                  December 31,
(In Thousands)                           1998                         1997
                                  -----------------             ----------------
Commercial                                $164,211                     $136,334
Real Estate                                330,971                      306,491
Personal Loans                             124,811                      137,747
Credit Card Loans                           34,694                       33,140
                                  -----------------             ----------------

   Loans, Net of Unearned Income          $654,687                     $613,712
                                  =================             ================

Total securities at June 30, 1998 increased $24,918,000 or 4.2% to $612,692,000 from year-end 1997. Within the securities portfolio, the majority of the increase occurred in the mortgage-backed securities, which increased $45,165,000. In addition, obligations of states and political subdivisions increased by $9,798,000. Trading account securities remained constant, while Corporate debt securities (trust preferred issues of other banks) increased $4,873,000. U.S. government agencies and corporations declined by $24,371,000. Other securities, consisting of money market mutual funds and stock in Federal Reserve Bank and Federal Home Loan Bank decreased by $7,569,000. U.S. Treasury securities decreased by $2,978,000.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                            June 30, 1998                     December 31, 1997
                                    ------------------------------       -----------------------------
                                     Amortized          Market            Amortized         Market
Securities Available for Sale           Cost             Value               Cost             Value
--------------------------------    ------------     -------------       ------------     ------------
U.S. Treasury Securities             $   2,997         $   2,996          $   7,987        $   7,979

Obligations of U.S. Government
   Agencies and Corporations            70,143            70,678             85,384           86,079

Obligations of States and
   Political Subdivisions               59,320            60,526             55,632           56,887

Mortgage-Backed Securities             356,686           358,052            310,074          312,164

Corporate Debt Securities               17,817            18,793             13,496           13,920

Other Securities                        51,642            56,622             59,974           64,216
                                    ------------     -------------       ------------     ------------
Total Securities Available
 For Sale                              558,605           567,667            532,547          541,245
                                    ------------     -------------       ------------     ------------

Securities Held to Maturity
--------------------------------

U.S. Treasury Securities                 2,995             2,998                990              995

Obligations of U.S. Government
   Agencies and Corporations            18,983            18,930             27,953           27,936

Obligations of States and
   Political Subdivisions               17,871            17,923             11,712           11,798

Mortgage-Backed Securities               3,805             3,808              4,528            4,506

Other Securities                           150               155                125              129
                                    ------------     -------------       ------------     ------------
Total Securities Held
 to Maturity                            43,804            43,814             45,308           45,364
                                    ------------     -------------       ------------     ------------

Trading Securities                         623             1,221                581            1,221
--------------------------------    ------------     -------------       ------------     ------------

TOTAL SECURITIES                      $603,032          $612,702           $578,436         $587,830
                                    ============     =============       ============     ============

Total deposits decreased $13,026,000 or 1.3%. Time deposits decreased by $25,898,000, while demand and savings deposits increased $6,960,000 and $5,912,000, respectively. Short-term borrowings increased by $54,858,000 and other borrowings increased by $27,274,000, as the Bank continued to utilize Growth Strategies to increase the investment portfolio. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At June 30, 1998, non-performing loans decreased $1,558,000 as compared to March 31, 1998 and $1,882,000 as compared to December 31, 1997. Of the decrease in non-performing loans from March 31, 1998, $1,538,000 was in the real estate loan portfolio and $106,000 was in the personal loan portfolio. This was partly offset by an increase of $86,000 in the commercial loan portfolio. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.


                           June 30,     March 31,   December 31,   September 30,    June 30,
(Dollars in Thousands)       1998         1998          1997            1997          1997
                         -----------   ----------   ------------   -------------   ----------
Total Assets             $1,380,716    $1,345,051     $1,309,836     $1,283,141    $1,217,755

Total Loans (Net of        $654,687      $611,712       $613,712       $619,754      $624,949
Unearned Income)

Allowance for Possible
 Loan Losses                 $7,069        $7,064         $7,633         $7,638        $7,682
   % of Total Loans            1.08 %        1.15 %         1.24 %         1.23 %        1.23 %

Total Non-Performing
Loans (1)                    $6,748        $8,306         $8,630         $9,689        $9,034
   % of Total Assets           0.49 %        0.62 %         0.66 %         0.76 %        0.74 %
   % of Total Loans            1.03 %        1.36 %         1.41 %         1.56 %        1.45 %

Allowance for Possible
 Loan Losses to
 Non-Performing Loans        104.76 %       85.05 %        88.45 %        78.83 %       85.03 %

Total of Non-Performing
 Assets                      $8,220        $9,970        $10,267        $11,408       $10,636
   % of Total Assets           0.59 %        0.74 %         0.78 %         0.89 %        0.87 %
   % of Loans, Other Real
     Estate Owned and
     Other Assets Owned        1.25 %        1.62 %         1.67 %         1.83 %        1.70 %


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

At June 30, 1998, the allowance for possible loan losses was $7,069,000, down 7.4% from the $7,633,000 at year-end 1997. Net charge-offs for the three months and six months ended June 30, 1998 were $720,000 and $2,264,000, respectively.

Liquidity Management

At June 30, 1998, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At June 30, 1998, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $46,316,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $161,813,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1998, there were $240 million of short-term lines of credit, of which $100 million was available. In addition, the Bank has $8.5 million available on established lines of credit, which are currently unused, with the Federal Reserve Bank and the FHLB of New York at June 30, 1998, which further support and enhance liquidity.

Capital

Total stockholders' equity increased $5,118,000 to $116,068,000 at June 30, 1998 from the $110,950,000 recorded at the end of 1997. The increase was due to net income of $7,480,000, an increase in net unrealized gains on securities available for sale of $248,000, exercises of stock options of $120,000 and restricted stock activity of $74,000. These increases were offset in part by cash dividends declared of $2,804,000.

The following table reflects the Company's capital ratios, as of June 30, 1998 and December 31, 1997, and have been presented in accordance with current regulatory guidelines.


(Dollars in Thousands)           June 30, 1998              December 31, 1997
                            ----------------------   ---------------------------
                               Amount      Ratio         Amount          Ratio
                            -----------  ---------   ---------------   ---------
Risk-Based Capital

Tier I Capital

  Actual                    $119,882      14.45 %        $114,575       14.87 %
  Regulatory Minimum
    Requirements              33,188       4.00            30,818        4.00
  For Classification
    as Well Capitalized       49,782       6.00            46,228        6.00


Combined Tier I and
 Tier II Capital

  Actual                     126,951      15.30           122,208       15.86
  Regulatory Minimum
    Requirements              66,376       8.00            61,637        8.00
  For Classification
    as Well Capitalized       82,970      10.00            77,046       10.00

Leverage

  Actual                     119,882       8.96           114,575        8.96
  Regulatory Minimum
    Requirements              53,537       4.00            51,144        4.00
  For Classification
    as Well Capitalized       66,921       5.00            63,931        5.00


The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both decreased from 14.87% to 14.45% and from 15.86% to 15.30%, respectively, while the Tier I leverage ratio was 8.96% at December 31, 1997 and June 30, 1998. The Company's asset growth during the six months ended June 30, 1998 resulted in the decrease in the risk-based capital ratios.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 15% over the two-year time frame. At June 30, 1998, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1997.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 30% from the base market value of equity. At June 30, 1998, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1997.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

             (10) Material Contracts

                                    Agreement  and Plan of Merger dated June 25,
                           1998 by and among United National Bancorp, United National Bank and State Bank of South Orange (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 1998).


             (27) Financial Data Schedule


         (b)       Reports on Form 8-K


                           A Report on Form 8-K was filed on July 1, 1998. Under
                           Item 5 of Form 8-K the intended merger of United National Bancorp and State Bank of South Orange was reported. Incorporated by reference were United National Bancorp's press release dated June 25, 1998 and the Agreement and Plan of Merger and Stock Option Agreement, both dated June 25, 1998.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         UNITED NATIONAL BANCORP
                                                               (Registrant)








Dated: August 12, 1998                                By:   /s/Thomas C. Gregor
                                                             -------------------
                                                      Thomas C. Gregor, Chairman
                                                           President and CEO






Dated: August 12, 1998                                By:  /s/Donald W.  Malwitz
                                                           ---------------------
                                                         Donald W. Malwitz
                                                     Vice President & Treasurer
                                                   (Principal Financial Officer)