Form 10-Q
period 1998-09-30
UNITED NATIONAL BANCORP
filed 1998-11-16
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the transition period from to


                       Commission File Number: 000-16931

                            United National Bancorp
             (Exact name of registrant as specified in its charter)

             New Jersey                               22-2894827
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

1130 Route 22 East, Bridgewater, New Jersey          08807-0010
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

                                 [X] Yes [ ] No

As of  November  3,  1998,  there  were  11,087,382  shares  of   common  stock,
$1.25 par  value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX




PART I -  FINANCIAL INFORMATION                                        PAGE(S)


ITEM 1   Financial Statements and Notes to Consolidated
         Financial Statements                                              1-7


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8-17

ITEM 3   Quantitative and Qualitative Disclosures about
         Market Risk                                                        18

PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K                                19-20


SIGNATURES                                                                  21

Part I - Financial Information
Item 1 - Financial Statements

                                               United National Bancorp
                                             CONSOLIDATED BALANCE SHEETS
                                          (In Thousands, Except Share Data)

                                                              September 30,       December 31,
                                                                   1998               1997
                                                             -----------------  ----------------
ASSETS
Cash and Due from Banks                                          $     44,697      $     43,807
Federal Funds Sold                                                     55,725             7,325
Securities Available for Sale, at Market Value                        591,170           553,000
Securities Held to Maturity                                            45,348            45,308
Trading Account Securities, at Market Value                             1,043             1,221
Loans (Net of Unearned Income)                                        709,067           663,566
  Less: Allowance for Possible Loan Losses                              7,359             8,434
                                                             -----------------  ----------------
  Loans, Net                                                          701,708           655,132
Premises and Equipment, Net                                            24,170            23,501
Investment in Joint Venture                                             3,151             3,151
Other Real Estate                                                         467             1,463
Intangible Assets, Primarily Core Deposit Premiums                      9,616            10,818
Other Assets                                                           39,615            38,650
                                                             -----------------  ----------------

     Total Assets                                                  $1,516,710        $1,383,376
                                                             =================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                           $  202,852       $   178,784
  Savings                                                             400,317           401,399
  Time                                                                521,361           475,436
                                                             -----------------  ----------------
     Total Deposits                                                 1,124,530         1,055,619

Short-Term Borrowings                                                 104,329            79,546
Other Borrowings                                                      119,682            92,706
Other Liabilities                                                      21,771            18,878
                                                             -----------------  ----------------
   Total Liabilities                                                1,370,312         1,246,749

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                               20,000            20,000
                                                             -----------------  ----------------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                                               -                 -
Common Stock, $1.25 Par Value,
  Authorized  16,000,000  Shares,
  Issued  11,191,116 in 1998 and
    10,162,753 in  1997,
  Outstanding Shares 11,087,382 in 1998
    and 10,068,450 in 1997                                             13,989            12,704
Additional Paid-in Capital                                            104,263            84,107
Retained Earnings                                                           -            15,607
Treasury Stock (103,734 shares in 1998 and
  94,303 shares in 1997)                                               (1,352)           (1,352)
Restricted Stock                                                          (64)              (73)
Accumulated Other Comprehensive Income                                  9,562             5,634
                                                             -----------------  ----------------
Total Stockholders' Equity                                            126,398           116,627
                                                             -----------------  ----------------

     Total Liabilities and Stockholders' Equity                    $1,516,710        $1,383,376
                                                             =================  ================

See Accompanying Notes to Consolidated Financial Statements.

                                       1

                                              United National Bancorp
                                         CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands, Except Share Data)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                         ------------------------     ------------------------
                                                            1998         1997            1998         1997
                                                         -----------   ----------     -----------  -----------
INTEREST INCOME
Interest and Fees on Loans                                  $15,844      $15,372         $46,888      $45,101
Interest and Dividends on Securities
 Available for Sale:
   Taxable Income                                             8,412        7,449          24,953       17,744
   Tax-Exempt Income                                            740          628           2,140        1,742
Interest and Dividends on Securities
 Held to Maturity:
   Taxable Income                                               402          681           1,350        2,466
   Tax-Exempt Income                                            228          143             641          451
Dividends on Trading Accounts Securities                          7            5              20           12
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                         314          312             864          910
                                                         -----------   ----------     -----------  -----------
   TOTAL INTEREST INCOME                                     25,947       24,590          76,856       68,426
                                                         -----------   ----------     -----------  -----------

INTEREST EXPENSE
Interest on Savings Deposits                                  1,655        1,731           4,924        5,280
Interest on Time Deposits                                     6,590        6,354          19,533       18,060
Interest on Short-Term Borrowings                             1,623        1,126           3,973        2,451
Interest on Other Borrowings                                  1,948        1,296           5,559        1,818
                                                         -----------   ----------     -----------  -----------
   TOTAL INTEREST EXPENSE                                    11,816       10,507          33,989       27,609
                                                         -----------   ----------     -----------  -----------

Net Interest Income                                          14,131       14,083          42,867       40,817
Provision for Possible Loan Losses                              373          948           2,169        2,844
                                                         -----------   ----------     -----------  -----------
Net Interest Income After
 Provision for Possible Loan Losses                          13,758       13,135          40,698       37,973
                                                         -----------   ----------     -----------  -----------

NON-INTEREST INCOME
Trust Income                                                  1,437        1,200           4,312        3,600
Service Charges on Deposit Accounts                           1,070        1,121           3,393        3,404
Other Service Charges, Commissions and Fees                   1,671        1,584           4,888        4,629
Net Gains from Securities Transactions                          620          494           1,004          830
Other Income                                                    561          637           1,903        1,560
                                                         -----------   ----------     -----------  -----------
   TOTAL NON-INTEREST INCOME                                  5,359        5,036          15,500       14,023
                                                         -----------   ----------     -----------  -----------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                         5,395        5,193          16,085       15,769
Occupancy Expense, Net                                          984          810           2,736        2,537
Furniture and Equipment Expense                                 917          813           2,727        2,246
Data Processing Expense                                       1,911        1,320           5,662        3,696
Distributions of Series B Capital Securities                    501          501           1,502        1,057
Amortization of Intangible Assets                               401          440           1,202        1,320
Net Cost to Operate Other Real Estate                            49           53             118          213
Merger Related Charge and
 Loss on Disposition of Assets                                2,179            -           2,179        2,208
Other Expenses                                                2,985        2,921           9,203        8,377
                                                         -----------   ----------     -----------  -----------
   TOTAL NON-INTEREST EXPENSE                                15,322       12,051          41,414       37,423
                                                         -----------   ----------     -----------  -----------

Income Before Provision for Income Taxes                      3,795        6,120          14,784       14,573
Provision for Income Taxes                                    1,234        2,046           4,339        4,720
                                                         ===========   ==========     ===========  ===========
NET INCOME                                                  $ 2,561      $ 4,074        $ 10,445      $ 9,853
                                                         ===========   ==========     ===========  ===========

NET INCOME PER COMMON SHARE:
   Basic                                                   $   0.23     $   0.37        $   0.94     $   0.89
                                                         ===========   ==========     ===========  ===========
   Diluted                                                 $   0.23     $   0.36        $   0.93     $   0.88
                                                         ===========   ==========     ===========  ===========

Weighted Average Shares Outstanding:
   Basic                                                     11,087       11,070          11,083       11,066
   Diluted                                                   11,245       11,186          11,255       11,157
See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                        Accumulated
                                       Additional                                          Other           Total
                              Common    Paid-In     Retained    Treasury   Restricted   Comprehensive   Stockholders'
                               Stock    Capital     Earnings     Stock       Stock         Income         Equity
                            ---------  ----------  ----------  ----------  -----------  --------------  -------------

Balance-January 1, 1998      $12,704    $ 84,107     $15,607     $(1,352)      $(73)        $5,634        $116,627

Net Income                         -           -      10,445           -          -              -          10,445

Cash Dividends Declared
   $0.45 Per Share                 -           -      (4,820)          -          -              -          (4,820)

Stock Issued in Payment
 of 10% Stock Dividend -
 1,017,375 shares              1,272      19,908     (21,180)          -          -              -               -


Exercise of Stock Options
   (10,107 Shares)                11         185         (52)          -          -              -             144

Change in Unrealized Gain
 on Securities Available
 for Sale, net of tax              -           -           -           -          -          3,928           3,928

Restricted Stock Activity          2          63           -           -          9              -              74
                           ----------  ----------  ----------  ----------  ---------    -----------     -----------
Balance-September 30, 1998   $13,989    $104,263     $     -     $(1,352)      $(64)        $9,562        $126,398
                           ==========  ==========  ==========  ==========  =========    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                                 1998            1997
                                                            ------------     ------------
OPERATING ACTIVITIES
Net Income                                                     $ 10,445         $  9,853
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                   2,888            2,964
  Amortization of Securities, Net                                   741              109
  Provision for Possible Loan Losses                              2,169            2,811
  Provision(Benefit) for Deferred Income Taxes                      295             (140)
  Net Loss on Disposition/Writedown
    Of Premises and Equipment                                        61              545
  Net Gain on Sale of Securities Available for Sale              (1,275)            (554)
  Trading Account Securities Activity, Net                          178             (571)
  (Increase)Decrease in Other Assets                               (965)           3,192
  Increase in Other Liabilities                                      87            2,164
  Restricted Stock Activity                                          74               97
                                                            ------------     ------------
   Net Cash Provided by Operating Activities                     14,698           20,470
                                                            ------------     ------------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                             498,249           35,297
  Proceeds from Maturities of Securities                         90,033           55,693
  Purchases of Securities                                      (620,081)        (301,343)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                         26,374           36,684
  Purchases of Securities                                       (26,437)         (11,030)
Net Increase in Loans                                           (48,745)          (2,934)
Expenditures for Premises and Equipment                          (2,679)          (2,831)
Proceeds from Disposal of Premises and Equipment                    263            1,814
Decrease in Other Real Estate                                       996              287
                                                            ------------     ------------
  Net Cash Used in Investing Activities                         (82,027)        (188,363)
                                                            ------------     ------------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Deposits           22,986          (32,504)
Net Increase in Certificates of Deposit                          45,925           55,246
Net Increase in Short-Term Borrowings                            24,504           32,390
Net Increase in Other Borrowed Funds                             27,255           83,000
Cash Dividends on Common Stock                                   (4,195)          (3,653)
Proceeds from Exercise of Stock Options                             144              512
Purchase of Treasury Stock                                            -               (9)
Proceeds of Trust Capital Securities                                  -           20,000
                                                             -----------     ------------
  Net Cash Provided by Financing Activities                     116,619          154,982
                                                             -----------     ------------
Net Increase(Decrease) in Cash and Cash Equivalents              49,290          (12,911)
Cash and Cash Equivalents at Beginning of Period                 51,132           76,987
                                                             -----------     ------------
Cash and Cash Equivalents at End of Period                     $100,422          $64,076
                                                            ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash Paid During the Period:
   Interest                                                     $34,985          $28,895
   Income Taxes                                                   5,335            4,457
 Reclass to Available for Sale from Held to Maturity                  -            3,160
 Reclass to Other Assets of Vacant Operations Center
   From Premises and Equipment Pending Sale                           -            1,100

See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by United National Bancorp (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual yearend financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Effective September 30, 1998, the Company acquired the State Bank of South Orange ("SBSO"). The acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the financial statements include the consolidated accounts of SBSO for all periods presented. The transaction resulted in the issuance of 796,204 shares of the Company's common stock.

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

Total comprehensive income amounted to the following for the nine-month periods ended September 30 (in thousands):

                                                  1998                 1997
                                           ----------------     ----------------
Net Income                                         $10,445             $  9,853
Change in Unrealized Gain on
 Securities Available for Sale,
 Net of Taxes                                        3,928                4,282
                                           ----------------     ----------------
Comprehensive Income                               $14,373              $14,135
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

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("Statement No. 134"). This statement amends FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Statement No. 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

(2)      Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period.

(3)      Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 172,000, and 91,000 for the nine-month periods ended September 30, 1998 and 1997, respectively. For the quarters ended September 30, 1998 and 1997, the potential shares of common stock resulting from stock option agreements totaled 158,000, and 116,000.

All weighted average shares outstanding have been adjusted for the SBSO acquisition and for subsequent stock dividends and splits.


(4)       Pending Acquisition

On September 22, 1998, the Company and Raritan Bancorp ("Raritan") signed a definitive agreement under which the Company will acquire Raritan in a merger which is intended to be a tax-free transaction and is expected to be accounted for as a pooling of interests. Each of the outstanding shares of Raritan will be exchanged for 1.595 shares of the Company's common stock, as adjusted for the 10% stock dividend paid November 2, 1998. The acquisition is conditioned upon necessary regulatory and shareholder approvals. It is anticipated that the merger will be completed by the first quarter of 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at September 30, 1998 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 and September 30, 1997.

OVERVIEW

The Company realized net income of $2,561,000 for the third quarter of 1998, as compared to $4,074,000 reported for the same period in 1997. During the third quarter of 1998, the Company recorded a merger-related charge (the "1998 Merger Charge") of $1,694,000, net of taxes, or $0.15 per diluted share in connection with the acquisition of the State Bank of South Orange ("SBSO"). Earnings per diluted share were $0.23 for the third quarter of 1998 as compared to $0.36 for the third quarter of 1997. Excluding the 1998 Merger Charge, earnings for the third quarter of 1998 were $4,255,000 compared to the $4,074,000 for the third quarter of 1997.

The increase in earnings for the three months ended September 30, 1998, compared to 1997 (before the 1998 Merger Charge), was the result of an increase in net interest income and non-interest income, combined with a reduction in the provision for possible loan losses. These increases were offset in part by an increase in non-interest expenses.

For the nine months ended September 30, 1998, net income was $10,445,000, as compared to $9,853,000 for the same period last year. Earnings per diluted share were $0.93 and $0.88, respectively. During the first quarter of 1997, the
Company recorded a merger-related charge (the "1997 Merger Charge") of $1,072,000, net of taxes, in connection with the acquisition of Farrington Bank ("Farrington"). In the second quarter of 1997, the Company recorded a loss on the then pending sale of its former operations center (the "Operations Center Loss") of $326,000, net of taxes. Excluding the 1998 Merger Charge, the 1997 Merger Charge and the Operations Center Loss (together defined as "One-Time Charges"), earnings for the nine months ended September 30, 1998 were $12,139,000, compared to the $11,251,000 for the nine months ended September 30, 1997.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 1998 represented a $1,357,000 or 5.5% increase from the $24,590,000 reported for the same period in 1997. This was attributable to increases in interest and dividends on securities of $883,000 and interest and fees on loans of $472,000. Interest on federal funds sold and deposits with Federal Home Loan Bank ("FHLB") increased by $2,000. The yield on average interest earning assets on a fully taxable equivalent basis decreased 27 basis points from 8.08% for the third quarter of 1997 to 7.81% for the third quarter of 1998. The increase in interest income was primarily attributable to a $124,458,000 increase in average interest earning assets, offset in part by the 27 basis point decrease in the yield on earning assets. During the second and third quarters of 1997, the Company developed and implemented a strategy to increase earning assets, effectively leveraging its capital and improving net interest income, by the purchase of $150 million of additional investment securities funded through advances and repurchase agreements (the "Growth Strategy"). During the first nine months of 1998, the Company purchased an additional $50 million of investments pursuant to the Growth Strategy.

For the nine months ended September 30, 1998, interest income increased $8,430,000 or 12.3%, to $76,856,000 from the $68,426,000 reported for the same period in 1997. This was attributable to increases in interest and dividends on securities of $6,689,000 and interest and fees on loans of $1,787,000 offset in part by a decline of $46,000 in interest on Federal funds sold and deposits with Federal Home Loan Bank. The increase in interest income was primarily the result of a $173,678,000 increase in average interest earning assets. This was offset in part by a decrease in the yield on average earning assets from 8.18% for the nine months ended September 30, 1997 to 7.99% for the comparable period in 1998.


Interest Expense

The Company's interest expense for the third quarter of 1998 increased $1,309,000, or 12.5%, to $11,816,000 from $10,507,000 for the same period last year, as a result of the Growth Strategy, increased average deposits and the movement of deposits from lower rate savings accounts to higher rate time deposits. Specifically, interest on other borrowings increased $652,000, interest on short-term borrowings increased $497,000, and interest on savings and time deposits rose $160,000. The Company's average cost of funds increased from 4.12% for the third quarter of 1997 to 4.22% for the third quarter of 1998. Average interest bearing liabilities increased by $119,070,000 from the third quarter of 1997 to the same period in 1998.

For the nine months ended September 30, 1998, interest expense increased by $6,380,000, or 23.1% over the same period in 1997. Interest expense on other borrowings increased $3,741,000, interest expense on short-term borrowings increased by $1,522,000, and interest on savings and time deposits increased by $1,117,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the third quarter of 1998 was an increase of $48,000 or 0.3% in net interest income as compared to the third quarter of 1997. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 28 basis points and 37 basis points, respectively, from the same period last year.

Net interest income for the nine months ended September 30, 1998, increased $2,050,000 or 5.0% over the same period last year. The net interest margin and the net interest spread both decreased 41 basis points from the same period last year.

Provision for Possible Loan Losses

For the three months ended September 30, 1998, the provision for possible loan losses was $373,000, compared to $948,000 for the same period last year. The provision for possible loan losses was $2,169,000 for the nine months ended September 30, 1998, as compared to $2,844,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

In the opinion of Management, the allowance for possible loan losses at September 30, 1998 was adequate to absorb possible future losses on existing loans and commitments that are currently inherent in the loan portfolio.* At
September 30, 1998, the ratio of the allowance for possible loan losses to non-performing loans was 109.44% as compared to 84.01% at September 30, 1997.


Non-Interest Income

For the third quarter of 1998, compared to the third quarter of 1997, total non-interest income increased $323,000 or 6.4%, due primarily to increases of $237,000 in trust income and $87,000 of increases in other service charges, commissions and fees. These increases were partly offset by $76,000 in decreases in other income and $51,000 of decreases in service charges on deposit accounts. The increase in other service charges, commissions and fees was the result of fees on additional services implemented during the past year and a higher volume of credit card annual fees, offset in part by lower volume of credit card application fees. The decrease in other income is the result of lower gains on sales of loans guaranteed by the Small Business Administration ("SBA"), partly offset by income from the Company's investment in corporate owned life insurance. In addition, there were increases of $126,000 in net gains from securities transactions.

For the nine months ended September 30, 1998, non-interest income increased $1,477,000 from the same period in 1997, due primarily to increases of $712,000 in trust income, $343,000 in other income and $259,000 in other service charges, commissions and fees. In addition, there were increases of $174,000 in net gains from securities transactions. Conversely, service charges on deposit accounts declined by $11,000. The increases for the nine-month period were due to the same factors that caused the quarterly increases.


Non-Interest Expense

For the quarter ended September 30, 1998, non-interest expense increased $3,271,000 or 27.1% from the same period last year. Included in the third quarter of 1998 was the 1998 Merger Charge of $2,179,000, pre-tax. Excluding this charge, non-interest expense increased $1,092,000 or 9.1% from 1997 to 1998. Salaries and employee benefits increased $202,000; salaries increased by $168,000 and employee benefits decreased $34,000. The increase in salary and benefit expense was due to additional employees hired for new branches opened during 1998 and the latter part of 1997, offset in part by lower retirement benefits cost and lower hospitalization benefit costs. Occupancy expense increased $174,000, or 21.5%, as the increased cost of the new branches more than offset the elimination of costs associated with the former operations center sold in the third quarter of 1997. Furniture and equipment expense increased $104,000, or 12.8% as a result of the upgrading of the corporate-wide personal computer network in mid-1997. Data processing expense increased $591,000, or 44.8% as a result of increased volume of items processed through United Financial Services, Inc. ("United Financial") as well as increased credit card processing. United Financial, a data processing joint venture, is 50% owned by the Company. Distributions on the trust capital securities, issued in March 1997, at an annual rate of 10.01%, amounted to $501,000, the same as the prior year. Other expenses, net costs to operate other real estate and amortization of intangible assets increased $21,000.

For the nine months ended September 30, 1998, non-interest expense increased $3,991,000, or 10.7% from the same period last year. Included in 1998 was the pre-tax 1998 Merger Charge of $2,179,000. In addition, included in 1997 were the pre-tax 1997 Merger Charge of $1,665,000 in the first quarter and the Operations Center Loss of $543,000 in the second quarter. Excluding these One-Time Charges, non-interest expense increased $4,020,000, or 11.4% from 1997 to 1998. Salaries and employee benefits increased $316,000, or 2.0% as salaries and wages increased $764,000 and employee benefits decreased by $448,000. Occupancy expense increased $199,000. Furniture and equipment expense increased $481,000 or 21.4%. These increases for the nine-month period were due to the same factors that caused the quarterly increases. Data processing expense increased $1,966,000, or 53.2% over the same period in 1997 as a result of higher processing volumes. The increase in cash distributions on the trust capital securities of $445,000 resulted from their placement in March 1997. Other expenses, including amortization of intangible assets, increased $613,000 primarily as a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees, offset in part by decreased costs to operate other real estate.


Income Taxes

Income tax expense decreased $812,000 to $1,234,000 for the third quarter of 1998 as compared to $2,046,000 for the same period in 1997. For the nine months ended September 30, 1998, income tax expense decreased $381,000 when compared to the prior year. The decrease in income taxes was the result of lower taxable income than the prior year.


YEAR 2000 Issues

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past, many computer programs allocated only two digits to a year, (ie. 1998 was represented as 98). Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment which utilizes processors or computer microchips.

Management has initiated a program to assess the Company's computer systems, applications and third-party vendors for year 2000 compliance. Management has formed a Year 2000 Committee with members from all significant areas of the Company, which has conducted a review of its operations to identify systems, vendors and customers that could be affected by the year 2000 issue. The committee has developed an implementation plan (the "Plan") to rectify any issues related to processing of transactions in the year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: awareness, assessment, renovation, validation and implementation. These phases are designed to enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently believed to be on target. The Company is currently in the renovation phase, which includes code enhancements, program changes, hardware and software upgrades and system replacements, as necessary. Concurrently the Company is also addressing certain issues related to the validation and implementation Phases. The primary operating software for the Company is obtained from, and maintained by, an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor who has provided written assurance that the software is Year 2000 compliant. The Company is also in process of obtaining certifications of Year 2000 compliance from its vendors. In the event the Company is unable to obtain such certifications, the Company will obtain Year 2000 compliant software, hardware and support services as appropriate. Each of the vendors whose products or services are believed by management to be material to the Company has either provided written assurance that it is Year 2000 compliant or has provided written assurance that it expects to be Year 2000 compliant prior to the Year 2000. The Company is also working with its significant borrowers and depositors to ensure they are taking appropriate steps to become Year 2000 compliant. In addition, the Company is in process of contacting all non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The renovation phase is targeted for completion by October 31, 1998*. The validation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The validation phase is targeted for completion by March 31, 1999*. The implementation phase's purpose is to certify that systems are compliant on a going-forward basis. This phase is targeted for completion by June 30, 1999*.

The Company, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities (e.g., vendors) do not appropriately address their own compliance issues. If during the validation phase the External Provider's software is determined to have potential problems which it is not able to resolve in time, the Company would likely experience significant processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. In addition if any of the Bank's borrowers experiences significant problems due to Year 2000 issues, the credit risk inherent in loans to such borrowers would increase.

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs, such as testing, software purchases and marketing, are not anticipated to be material to the Company in any one year*. In total, the Company estimates that its cost for compliance will amount to approximately $850,000 over the two year period from 1998-1999, of which approximately $350,000 has been incurred to date. The Company expects to fund these costs out of normal operating cash. While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*

The Company has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company also has a comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company's remediation contingency plan and business resumption plan will be reviewed and updated as needed throughout 1998 and 1999. The Company is in process of preparing a contingency plan for all other hardware, software, vendors and customers, which is targeted for completion by December 31, 1998*.

FINANCIAL CONDITION

September 30, 1998 as compared to December 31, 1997.

Total assets increased $133,334,000 or 9.6% from December 31, 1997. Loans, net of allowance for possible loan losses, increased $46,576,000. Securities increased by $38,032,000 as the Company utilized $50 million of advances and repurchase agreements to fund the growth in the investment portfolio, which in turn increased net interest income. The $50 million of investments purchased through the Growth Strategy were partly offset by investments called or matured in the first quarter. In addition, there were increases in Federal funds sold of $48,400,000, premises and equipment of $669,000, cash and due from banks of $890,000 and other assets of $965,000. Conversely, there were decreases of $996,000 in other real estate and $1,202,000 in intangible assets.

Total loans at September 30, 1998 increased $45,501,000 to $709,067,000 from year-end 1997. Commercial loans increased $43,422,000 or 26.2% to $209,261,000 at September 30, 1998. The residential and commercial real estate loan portfolios increased by $23,940,000 or 7.7% from $309,939,000 at December 31, 1997 to $333,879,000 at September 30, 1998. In addition, the credit card portfolio increased $2,417,000 or 7.3% from December 31, 1997 to $35,557,000 at September 30, 1998. Partly offsetting these increases, personal loans decreased $24,278,000 or 15.7% from December 31, 1997 to $130,370,000 at September 30,
1998, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth.The following schedule presents the components of loans, by type, net of unearned income, for each period presented.

                                     September 30,                December 31,
(In Thousands)                           1998                         1997
                                  -----------------             ----------------
Commercial                                $209,261                     $165,839
Real Estate                                333,879                      309,939
Personal Loans                             130,370                      154,648
Credit Card Loans                           35,557                       33,140
                                  -----------------             ----------------
   Loans, Net of Unearned Income          $709,067                     $663,566
                                  =================             ================

Total securities at September 30, 1998 increased $38,032,000 or 6.3% to $637,561,000 from year-end 1997. Within the securities portfolio, the majority of the increase occurred in the mortgage-backed securities, which increased $73,318,000. In addition, obligations of states and political subdivisions increased by $15,580,000. Trading account securities declined by $178,000, while Corporate debt securities (trust preferred issues of other banks) increased $6,201,000. U.S. government agencies and corporations declined by $39,005,000. Other securities, consisting of money market mutual funds and stock in Federal Reserve Bank and Federal Home Loan Bank decreased by $12,915,000. U.S. Treasury securities decreased by $4,969,000.

The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                             September 30, 1998          December 31, 1997
                                        ----------------------------   ----------------------
                                         Amortized        Market        Amortized     Market
Securities Available for Sale               Cost           Value           Cost        Value
------------------------------------    ------------   -------------   -----------  ----------
U.S. Treasury Securities                  $   4,997       $   5,005     $  11,977   $  11,982

Obligations of U.S. Government
   Agencies and Corporations                 61,706          62,875        92,384      92,914

Obligations of States and
   Political Subdivisions                    62,565          64,577        55,632      56,887

Mortgage-Backed Securities                  382,027         387,316       310,998     313,081

Corporate Debt Securities                    19,344          20,121        13,496      13,920

Other Securities                             46,045          51,276        59,974      64,216
                                        ------------   -------------   -----------  ----------

Total Securities Available For Sale         576,684         591,170       544,461     553,000
                                        ------------   -------------   -----------  ----------

Securities Held to Maturity
------------------------------------

U.S. Treasury Securities                      2,998           3,020           990         995

Obligations of U.S. Government
   Agencies and Corporations                 18,987          19,046        27,953      27,936

Obligations of States and
   Political Subdivisions                    19,602          19,820        11,712      11,798

Mortgage-Backed Securities                    3,611           3,621         4,528       4,506

Other Securities                                150             156           125         129
                                        ------------   -------------   -----------  ----------

Total Securities Held to Maturity            45,348          45,663        45,308      45,364
                                        ------------   -------------   -----------  ----------

Trading Securities                              675           1,043           581       1,221
------------------------------------    ------------   -------------   -----------  ----------

Total Securities                           $622,707        $637,876      $590,350    $599,585
                                        ============   =============   ===========  ==========

Total deposits increased $68,911,000 or 6.5%. Time deposits increased by $45,925,000, and demand deposits increased $24,068,000, while savings deposits decreased by $1,082,000. Short-term borrowings increased by $24,783,000 and other borrowings increased by $26,976,000, as the Bank continued to utilize Growth Strategies to increase the investment portfolio. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

At September 30, 1998, non-performing loans decreased $934,000 as compared to June 30, 1998 and $2,198,000 as compared to December 31, 1997. Of the decrease in non-performing loans from June 30, 1998, $863,000 was in the real estate loan portfolio and $561,000 was in the commercial loan portfolio. This was partly offset by an increase of $490,000 in the personal loan portfolio. The Loan Review Department reviews the large credits in the performing loan portfolio, as well as the non-performing loans on a regular basis.

                              September 30,    June 30,     March 31,     December 31,   September 30,
Dollars in Thousands)             1998           1998         1998            1997           1997
                              -------------  ------------  ------------  --------------  -------------
Total Assets                    $1,516,710    $1,450,952    $1,420,286      $1,383,376     $1,346,179

Total Loans (Net of             $  709,067    $  704,382    $  659,987      $  663,566     $  663,525
  Unearned Income)

Allowance for Possible          $    7,359    $    7,916    $    7,891      $    8,434     $    8,515
  Loan Losses
   % of Total Loans                   1.04%         1.12%         1.20%           1.27%          1.28%

Total Non-Performing            $    6,724    $    7,658    $    8,598       $   8,922     $   10,136
  Loans (1)
   % of Total Assets                  0.44%         0.53%         0.61%           0.64%          0.75%
   % of Total Loans                   0.95%         1.09%         1.30%           1.34%          1.53%

Allowance for Possible
  Loan Losses to
  Non-Performing Loans              109.44%       103.37%        91.78%          94.53%         84.01%

Total of Non-Performing         $    7,221     $   9,130     $  10,262        $ 10,559      $  11,855
  Assets
   % of Total Assets                  0.48%         0.63%         0.72%           0.76%          0.88%
   % of Loans, Other Real
     Estate Owned and
     Other Assets Owned               1.02%         1.29%         1.55%           1.59%          1.78%


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

At September 30, 1998, the allowance for possible loan losses was $7,359,000, down 12.7% from the $8,434,000 at year-end 1997. Net charge-offs for the three months and nine months ended September 30, 1998 were $930,000 and $3,244,000, respectively.

Liquidity Management

At September 30, 1998, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At September 30, 1998, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $87,401,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $119,953,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 1998, there were $260 million of short-term lines of credit, of which $178 million was available. In addition, the Bank has $73.2 million available on established lines of credit, which are currently unused, with the Federal Reserve Bank and the FHLB of New York at September 30, 1998, which further support and enhance liquidity.

Capital

Total stockholders' equity increased $9,771,000 to $126,398,000 at September 30, 1998 from the $116,627,000 recorded at the end of 1997. The increase was due to net income of $10,445,000, an increase in net unrealized gains on securities available for sale of $3,928,000, exercises of stock options of $144,000 and restricted stock activity of $74,000. These increases were offset in part by cash dividends declared of $4,820,000.

The following table reflects the Company's capital ratios, as of September 30, 1998 and December 31, 1997, and have been presented in accordance with current regulatory guidelines.

(Dollars in Thousands)            September 30, 1998       December 31, 1997
                               -----------------------  ------------------------
                                   Amount      Ratio       Amount        Ratio
                               ------------  ---------  ------------   ---------
Risk-Based Capital

Tier I Capital

  Actual                          $126,954     14.11 %     $120,357      14.62 %
  Regulatory Minimum
    Requirements                    35,992      4.00         32,937       4.00
  For Classification as
    Well Capitalized                53,988      6.00         49,905       6.00


Combined Tier I and
 Tier II Capital

  Actual                           134,313     14.93        128,691      15.63
  Regulatory Minimum
    Requirements                    71,984      8.00         65,873       8.00
  For Classification as
    Well Capitalized                89,981     10.00         82,341      10.00

Leverage

  Actual                           126,954      8.75        120,357       8.93
  Regulatory Minimum
    Requirements                    58,045      4.00         53,931       4.00
  For Classification as
    Well Capitalized                72,557       5.00        67,413       5.00



The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators. The Tier I ratio and the combined Tier I and Tier II ratios both decreased from 14.62% to 14.11% and from 15.63% to 14.93%, respectively. The Tier I leverage ratio decreased from 8.93% at December 31, 1997 to 8.75% at September 30, 1998. The Company's asset growth during the nine months ended September 30, 1998 resulted in the decrease in the risk-based and leverage capital ratios.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 15% over the two-year time frame. At September 30, 1998, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1997.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 30% from the base market value of equity. At September 30, 1998, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1997.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Part II - Other Information


Item 6 -     Exhibits and Reports on Form 8-K

         (a)      Exhibits

             (3)(a) Certificate of Incorporation of the Company as in effect on July 1, 1997. (Incorporated by reference in the Company's Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.)


             (3)(b) By-laws of the Company (Incorporated by reference in the Company's Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.)

             (10) Material Contracts

                           Amended and Restated Merger Agreement dated September 22, 1998 by and among United National Bancorp, United National Bank, Raritan Bancorp Inc. and Raritan Savings Bank (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 28,
                           1998).


             (27) Financial Data Schedule


         (b)       Reports on Form 8-K


                           A Report on Form 8-K was filed on August 28, 1998. Under Item 5 of Form 8-K the Company reported that it entered into long-term employment and change of control agreements with eight executive officers on August 18, 1998, which were effective as of July 1, 1998. Incorporated by reference were Employment and Change-in-Control Agreements with the eight executive officers.

                           A Report on Form 8-K was filed on August 28, 1998. Under Item 5 of Form 8-K the Company reported the Board of Directors of the Company approved a quarterly dividend of $0.20 per share and a 10% stock dividend. Incorporated by reference war United National Bancorp's press release dated September 16, 1998.

                           A Report on Form 8-K was filed on September 22, 1998. Under Item 5 of Form 8-K the intended merger of United National Bancorp and Raritan Bancorp Inc. was reported. Incorporated by reference were United National Bancorp's Press Release dated September 22, 1998 and the Agreement and Plan of Merger and Stock Option Agreement, both dated September 22, 1998.

                           A Report on Form 8-K was filed on September 28, 1998. Under Item 5 of Form 8-K, United National Bancorp, United National Bank, Raritan Bancorp Inc. and The
                           Raritan Savings Bank amended and restated their Merger Agreement dated as of September 22, 1998. Incorporated by reference was the Amended and Restated Merger Agreement dated September 22, 1998 by and between United National

                           Bancorp, United National Bank, Raritan Bancorp Inc. and The Raritan Savings Bank.

                           A Report on Form 8-K was filed on October 1, 1998. Under Item 5 of Form 8-K the merger of United National Bancorp and State Bank of South Orange was reported. Incorporated by reference was United National Bancorp's Press Release dated September 30, 1998 and the Agreement and Plan of Merger, dated as of June 25, 1998, among United National Bancorp, United National Bank and State Bank of South Orange. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 1998).

                              SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        UNITED NATIONAL BANCORP
                                                              (Registrant)








Dated: November 16, 1998                             By:   /s/Thomas C. Gregor
                                                           -------------------
                                                     Thomas C. Gregor, Chairman
                                                         President and CEO






Dated: November 16, 1998                             By:  /s/Donald W.  Malwitz
                                                          ---------------------
                                                          Donald W. Malwitz
                                                    Vice President & Treasurer
                                                   (Principal Financial Officer)