Form 10-Q/A
period 1998-09-30
UNITED NATIONAL BANCORP
filed 1998-12-17
CIK 831959

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

This Form 10-Q/A is being filed to correct a date in the second paragraph under the caption "YEAR 2000 Issues" in Management's Discussion and Analysis. The target date for the renovation phase has been corrected to read December 31, 1998, rather than October 31, 1998.

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

Management has initiated a program to assess the Company's computer systems, applications and third-party vendors for year 2000 compliance. Management has formed a Year 2000 Committee with members from all significant areas of the Company, which has conducted a review of its operations to identify systems, vendors and customers that could be affected by the year 2000 issue. The committee has developed an implementation plan (the "Plan") to rectify any issues related to processing of transactions in the year 2000 and beyond. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: awareness, assessment, renovation, validation and implementation. These phases are designed to enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently believed to be on target. The Company is currently in the renovation phase, which includes code enhancements, program changes, hardware and software upgrades and system replacements, as necessary. Concurrently the Company is also addressing certain issues related to the validation and implementation Phases. The primary operating software for the Company is obtained from, and maintained by, an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor who has provided written assurance that the software is Year 2000 compliant. The Company is also in process of obtaining certifications of Year 2000 compliance from its vendors. In the event the Company is unable to obtain such certifications, the Company will obtain Year 2000 compliant software, hardware and support services as appropriate. Each of the vendors whose products or services are believed by management to be material to the Company has either provided written assurance that it is Year 2000 compliant or has provided written assurance that it expects to be Year 2000 compliant prior to the Year 2000. The Company is also working with its significant borrowers and depositors to ensure they are taking appropriate steps to become Year 2000 compliant. In addition, the Company is in process of contacting all non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The renovation phase is targeted for completion by December 31, 1998*. The validation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The validation phase is targeted for completion by March 31, 1999*. The implementation phase's purpose is to certify that systems are compliant on a going-forward basis. This phase is targeted for completion by June 30, 1999*.

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


                                       September 30,                December 31,
(In Thousands)                              1998                        1997
                                       -------------                ------------
Commercial                                $209,261                     $165,839
Real Estate                                333,879                      309,939
Personal Loans                             130,370                      154,648
Credit Card Loans                           35,557                       33,140
                                       -------------                ------------
   Loans, Net of Unearned Income          $709,067                     $663,566
                                       =============                ============

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

The amortized cost and approximate market value of securities are summarized as follows (in thousands):


                                       September 30, 1998            December 31, 1997
                                    -------------------------    -------------------------
                                     Amortized       Market        Amortized     Market
Securities Available for Sale           Cost          Value           Cost        Value
--------------------------------    -----------  ------------    ------------   ----------

U.S. Treasury Securities             $   4,997     $   5,005       $  11,977     $  11,982

Obligations of U.S. Government
   Agencies and Corporations            61,706        62,875          92,384        92,914

Obligations of States and
   Political Subdivisions               62,565        64,577          55,632        56,887

Mortgage-Backed Securities             382,027       387,316         310,998       313,081

Corporate Debt Securities               19,344        20,121          13,496        13,920

Other Securities                        46,045        51,276          59,974        64,216
                                    -----------   -----------      ----------   -----------

Total Securities Available For Sale    576,684       591,170         544,461       553,000
                                    -----------   -----------      ----------   -----------

Securities Held to Maturity
-------------------------------

U.S. Treasury Securities                 2,998         3,020             990           995

Obligations of U.S. Government
   Agencies and Corporations            18,987        19,046          27,953        27,936

Obligations of States and
   Political Subdivisions               19,602        19,820          11,712        11,798

Mortgage-Backed Securities               3,611         3,621           4,528         4,506

Other Securities                           150           156             125           129
                                    -----------   -----------       ---------   -----------

Total Securities Held to Maturity       45,348        45,663          45,308        45,364
                                    -----------   -----------       ---------   -----------

Trading Securities                         675         1,043             581         1,221
-------------------------------     -----------   -----------       ---------   -----------

Total Securities                      $622,707      $637,876        $590,350      $599,585
                                    ===========   ===========       =========   ===========


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

                           September 30,    June 30,      March 31,    December 31,  September 30,
Dollars in Thousands)           1998          1998           1998          1997          1997
                           --------------  ------------  -----------  -------------  -------------

Total Assets                  $1,516,710    $1,450,952   $1,420,286     $1,383,376     $1,346,179

Total Loans (Net of           $  709,067    $  704,382   $  659,987     $  663,566     $  663,525
Unearned Income)

Allowance for Possible        $    7,359    $    7,916   $    7,891     $    8,434     $    8,515
Loan Losses
   % of Total Loans                 1.04 %        1.12 %       1.20 %         1.27 %         1.28 %

Total Non-Performing          $    6,724    $    7,658   $    8,598     $    8,922     $   10,136
Loans (1)
   % of Total Assets                0.44 %        0.53 %       0.61 %         0.64 %         0.75 %
   % of Total Loans                 0.95 %        1.09 %       1.30 %         1.34 %         1.53 %

Allowance for Possible
Loan Losses
  to Non-Performing Loans         109.44 %      103.37 %      91.78 %        94.53 %        84.01 %

Total of Non-Performing        $   7,221     $   9,130    $  10,262      $  10,559       $ 11,855
Assets
   % of Total Assets                0.48 %        0.63 %       0.72 %         0.76 %         0.88 %
   % of Loans, Other Real
     Estate Owned and
     Other Assets Owned             1.02 %        1.29 %       1.55 %         1.59 %         1.78 %


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


(Dollars in Thousands)       September 30, 1998       December 31, 1997
                           ----------------------   ---------------------
                              Amount     Ratio        Amount      Ratio
                           ----------  ----------   ----------  ---------
Risk-Based Capital

Tier I Capital

  Actual                    $126,954     14.11 %      $120,357    14.62 %
  Regulatory Minimum
    Requirements              35,992      4.00          32,937     4.00
  For Classification as
    Well Capitalized          53,988      6.00          49,905     6.00


Combined Tier I and
 Tier II Capital

  Actual                     134,313     14.93         128,691    15.63
  Regulatory Minimum
    Requirements              71,984      8.00          65,873     8.00
  For Classification as
    Well Capitalized          89,981     10.00          82,341    10.00

Leverage

  Actual                     126,954      8.75         120,357     8.93
  Regulatory Minimum
    Requirements              58,045      4.00          53,931     4.00
  For Classification as
    Well Capitalized          72,557      5.00          67,413     5.00




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




                                                        UNITED NATIONAL BANCORP
                                                              (Registrant)








Dated: December 17, 1998                        By:   /s/Thomas C. Gregor
                                                     ---------------------------
                                                     Thomas C. Gregor, Chairman
                                                         President and CEO






Dated: December 17, 1998                        By:  /s/Donald W.  Malwitz
                                                    ----------------------------
                                                        Donald W. Malwitz
                                                    Vice President & Treasurer
                                                   (Principal Financial Officer)