Form 10-K405
period 1998-12-31
UNITED NATIONAL BANCORP
filed 1999-04-01
CIK 831959

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-16931
                            -------------------------
                             UNITED NATIONAL BANCORP
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                     22-2894827
(State or other jurisdiction of           (I.R.S. EmployerIdentification Number)
incorporation or organization)

     1130 Route 22 East
  Bridgewater, New Jersey                                    08807
(Address of principal executive offices)                   (ZIP CODE)

                                 (908) 429-2200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $1.25 par value                 NASDAQ National Market System
   (Title of each class)             (Name of each exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of March 1, 1999 amounted to $251,840,655.

     The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of March 1, 1999 was 11,192,918.




                       Documents Incorporated by Reference



                                                                 Part(s) Into
               Documents                                      Which Incorporated

United's Annual Report to Shareholders
for the year ended December 31, 1998
("United's 1998 Annual Report"),
Financial Review section pages 1 through 59.                     Part I, Part II

United's  Proxy  Statement to be used in
connection  with the Annual  Meeting of
Shareholders  which is anticipated to be
held on May 18, 1999  ("United's  Proxy
Statement  for its  1999  Annual  Meeting")
under  the  captions  "Election  of Directors",
"Stock   Ownership  of  Management  and
Principal   Shareholder", "Executive Compensation",
and "Compensation Committee Interlocks and
Insider Participation".                                              Part III

With the exception of information specifically incorporated by reference, United's 1998 Annual Report and United's Proxy Statement for its 1999 Annual Meeting are not deemed to be part of this report.



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

As of December 31, 1998, United had consolidated assets of approximately $1.9 billion, deposits of $1.4 billion and stockholders' equity of $158.2 million.

Banking Subsidiary

The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 under the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates 35 branches throughout Central New Jersey. The Bank operates seven branches in Hunterdon County, three branches in Middlesex County, one branch in Morris County, thirteen branches in Somerset County, six branches in Union County and five branches in Warren County, New Jersey. The Bank also operates 39 automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network and Honor, a Florida network.

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

On June 30, 1995, the Bank acquired all of the outstanding shares of New Era Bank ("New Era") based in the Somerset section of Franklin Township, New Jersey. Each share of New Era was converted into 0.7431 shares of the Company's common stock, for a total of 684,904 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, New Era had approximately $120 million in assets. The acquisition was accounted for as a pooling-of-interests.

On November 3, 1995, the Bank and Hudson United Bank ("Hudson") formed a joint venture under which each now participates equally as owners of a financial services corporation providing data processing, check processing, management information services and other automated record keeping functions for the two banks. The financial services corporation, known as United Financial Services, Inc., is located in Mahwah, New Jersey. The investment is being accounted for by the equity method of accounting. The Bank and Hudson have resolved to dissolve the joint venture and the Company has entered into a contract with a third-party servicer to provide data processing services.

On February 28, 1997, the Bank acquired all of the outstanding shares of Farrington based in North Brunswick, New Jersey. Each share of Farrington was converted into 0.7647 shares of the Company's common stock, for a total of 549,212 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, Farrington had approximately $60 million in assets. The acquisition was accounted for as a pooling-of-interests.

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

On September 30, 1998, the Company acquired State Bank of South Orange ("SBSO"). Each share of SBSO was converted into 1.245 shares of the Company's common stock for a total of 796,271 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, SBSO had approximately $75 million in assets. The acquisition was accounted for as a pooling-of-interests.

On March 31, 1999, the Company acquired Raritan Bancorp, Inc. ("Raritan"). Each share of Raritan was converted into 1.595 shares of the Company's common stock for a total of approximately 3,785,000 shares issued. At December 31, 1998, Raritan had approximately $432 million in assets. The combined consolidated financial information contained herein and in United's 1998 Annual Report, incorporated herein by reference as Exhibit 13 gives retroactive effect to the acquisition. The acquisition was accounted for as a pooling-of-interests and such financial information has been presented as if the merger had been consummated for all periods presented. This combined consolidated financial information is presented as supplemental information to the historical consolidated financial information contained in United's 1998 Annual Report incorporated herein by reference as Exhibit 13, and in Item 1(e)(2) Statistical Information (United Only) of this report.

(b)     Industry Segments

United's 1998 Annual Report, Financial Review section, contains on pages 32-33, "Note 20 Segment Reporting," the information required by this Item and that information is incorporated herein by reference.


(c)     Narrative Description of Business

Personal Banking Services

The Bank, through its 35 branch network and 39 MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, Super NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ("IRAs"), self-employed pension plans ("SEPs"), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was approximately $1.2 billion at December 31, 1998.

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

Other Subsidiaries

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1998, approximately $229.1 million of the Bank's investment portfolio was managed by this New Jersey Corporation.

In 1997, the Bank established a subsidiary corporation in New Jersey, United Commercial Capital Group, to provide timely and innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.


Supervision and Regulation

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit management's options to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion and closing of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments.


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

Regulation of the Bank

The Bank is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law, primarily through the Bank Insurance Fund (the "BIF"). As a result of the Bank's acquisition of various branches and deposits of Savings Association Insurance Fund ("SAIF") member institutions, a portion of the Bank's deposit base is subject to deposit insurance premiums calculated at assessment rates paid by SAIF-member institutions. At December 31, 1998, the portion of the Bank's deposit base assessed at the SAIF rate was approximately $446.1 million, or 31.0% of the Bank deposits.

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

See "Capital" on page 6, "Note 13 - Capital Requirements" on page 26, and "Cash Dividend Restrictions" on page 35 of United's 1998 Financial Review section of the Annual Report.


Capital Requirements

The Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other non-qualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term-subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At
December 31, 1998, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.53% and total risk-based capital as a percentage of risk-weighted assets of 14.43%.

In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1998, the Company had a Leverage Ratio of 8.51%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the Board's risk-based capital framework. As of December 31, 1998, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 12.95% and a total risk-based capital ratio of 13.86%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 1998, the Bank had a Leverage Ratio of 8.20%.

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

Concentration of Customers and Seasonality of Business

No single person, group of persons, enterprise or other entity produces a material portion of the Bank's deposits or loans. No customer accounts for as much as two percent of the Bank's overall business. There is no material impact on the Bank's volume, deposits or loans, as a result of seasonal changes. The majority of the Bank's customers operate or reside within New Jersey. The ability of its customers to meet contractual obligations is, to a certain extent, dependent upon the economic conditions existing in the state.

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

Employees

On December 31, 1998, there were 542 full-time equivalent persons employed by the Company and the Bank.

(e)(1)  Statistical Information - Combined Consolidated (Including Raritan)

The following are the statistical disclosures, on a combined consolidated basis (including Raritan), for a bank holding company required pursuant to Industry Guide 3. The tables should be read in conjunction with the combined consolidated financial statements contained in United's 1998 Annual Report, incorporated herein by reference as Exhibit 13. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (INCLUDING RARITAN)

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a 34% tax rate. Average balances have been derived from daily balances.


                                                  1998                            1997                            1996
                                    ------------------------------  -----------------------------  ---------------------------
                                                Interest  Average               Interest Average             Interest  Average
                                     Average     Income/   Yield/      Average   Income/  Yield/     Average  Income/  Yield/
(Dollars in Thousands)               Balance     Expense    Rate       Balance   Expense   Rate      Balance  Expense   Rate
------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
   Securities  (1):
     Taxable ...................... $  609,159  $ 39,564    6.49%   $  512,994  $ 34,340   6.69%  $  441,993  $29,261   6.62%
     Non-Taxable ..................     79,919     5,915    7.40        60,556     4,624   7.64       53,997    4,085   7.57
     Trading Account Securities....      3,617        26    0.72         3,392        18   0.53        3,084       13   0.42
                                    ------------------------------------------------------------------------------------------
       Total Securities ...........    692,695    45,505    6.57       576,942    38,982   6.76      499,074   33,359   6.68
                                    ------------------------------------------------------------------------------------------
   Federal Funds Sold .............     55,120     2,676    4.85        41,529     2,285   5.50       35,199    1,853   5.26
   Federal Home Loan Bank Deposits.      2,804       153    5.46         1,460        81   5.55        1,001       54   5.39

   Loans (Net of Unearned
        Income) (2):
     Commercial ...................    202,707    18,710    9.23       178,268    17,076   9.58      185,673   17,403   9.37
     Commercial-Tax Exempt ........      1,282       135   10.53         1,401       139   9.92        1,515      145   9.57
     Real Estate ..................    586,219    47,870    8.17       489,808    40,837   8.34      382,020   31,943   8.36
     Credit Card ..................     34,896     6,579   18.85        32,600     6,317  19.38       30,485    5,982  19.62
     Installment ..................    139,063    11,640    8.37       186,308    15,945   8.56      221,658   18,726   8.45
     Lease Financing ..............     10,406     1,034    9.94         9,731       910   9.35        8,705      834   9.58
     Impaired Loans ...............      5,299       103    1.94         7,975       465   5.83        7,648      131   1.71
                                    ------------------------------------------------------------------------------------------
     Total Loans ..................    979,872    86,071    8.78       906,091    81,689   9.02      837,704   75,164   8.97
                                    ------------------------------------------------------------------------------------------

     Total Interest-earning Assets.  1,730,491   134,405    7.77     1,526,022   123,037   8.06    1,372,978   10,430   8.04
                                   ------------------------------------------------------------------------------------------
Non-Interest-earning Assets .......    142,899                         119,109                       110,938
                                    ----------                      ----------                    ----------
     Total Assets ................. $1,873,390                      $1,645,131                    $1,483,916
                                    ==========                      ==========                    ==========

Liabilities and
Stockholders' Equity:
Interest-bearing Liabilities:
   Savings Deposits ............... $  559,241    12,341    2.21    $  522,454    12,191   2.33   $  539,375   12,164   2.26
   Time Deposits ..................    606,634    34,214    5.64       620,165    33,292   5.37      548,612   29,266   5.33
                                    ------------------------------------------------------------------------------------------
     Total Savings and Time Deposits 1,165,875    46,555    3.99     1,142,619    45,483   3.98    1,087,987   41,430   3.81
   Short-Term Borrowings ..........    111,180     5,522    4.97        77,118     4,357   5.65       50,518    2,666   5.28
   Other Borrowings ...............    144,559     9,850    6.81        52,448     3,625   6.91        9,824      942   9.59
                                    ------------------------------------------------------------------------------------------
   Total Interest-Bearing
    Liabilities ...................  1,421,614    61,927    4.36     1,272,185    53,465   4.20    1,148,329   45,038   3.92
                                    ------------------------------------------------------------------------------------------
Non-Interest-bearing
Liabilities:
   Demand Deposits and Non-Interest
    Bearing Savings ...............    254,565                         200,462                       197,772
   Other Liabilities ..............     22,411                          18,336                        13,881
                                    ----------                      ----------                    ----------
     Total Non-Interest
       Bearing Liabilities ........    276,976                         218,798                       211,653
                                    ----------                      ----------                    ----------
Trust Capital Securities ..........     20,000                          16,156
Stockholders' Equity ..............    154,800                         137,992                       123,934
                                    ----------                      ----------                    ----------
Total Liabilities and
   Stockholders' Equity ........... $1,873,390                      $1,645,131                    $1,483,916
                                    ==========                      ==========                    ==========
Net Interest Income
   (Tax-Equivalent Basis) .........               72,478                          69,572                       65,392
Tax-Equivalent Adjustment .........               (2,056)                         (1,622)                      (1,448)
                                                ---------                       ---------                     --------
Net Interest Income ...............             $ 70,422                        $ 67,950                      $63,944
                                                =========                       =========                     ========
Interest Rate Spread ..............                         3.41%                          3.86%                        4.12%
                                                           =====                          =====                        =====
Net Interest Margin ...............                         4.19                           4.56                         4.76
                                                           =====                          =====                        =====
Ratio of average
interest-earning assets to
average interest-bearing
liabilities .......................                         1.22x                          1.20x                        1.20x
                                                           =====                          =====                        =====
(1) Securities are carried at amortized cost.
(2) Average loan balances and yields include  non-accruing  loans. Loan fees are included in the interest amounts and are not material.





ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                      1998 Compared with 1997             1997 Compared with 1996
                                   -------------------------------     ------------------------------
                                             Increase(Decrease)                  Increase(Decrease)
                                             Due to Change in:                   Due to Change in:
                                    Total   ----------------------     Total    ---------------------
(In Thousands)                     Increase   Volume      Rate        Increase    Volume       Rate
-----------------------------------------------------------------------------------------------------
Interest Income:
   Total Loans .................   $  4,382   $  6,522    $ (2,140)   $  6,525   $  6,163    $    362
   Taxable .....................      5,224      6,272      (1,048)      5,079      4,750         329
   Non Taxable .................      1,291      1,437        (146)        539        501          38
   Trading Account Securities ..          8          1           7           5          1           4
   Other Interest-Earning Assets        463        752        (289)        459        371          88
                                   --------   --------    --------    --------   --------    --------
     Total Interest-Earning
        Assets .................     11,368     14,984      (3,616)     12,607     11,786         821
                                   --------   --------    --------    --------   --------    --------
Interest Expense:
   Savings Deposits ............        150        832        (682)         27       (388)        415
   Time Deposits ...............        922       (737)      1,659       4,026      3,840         186
   Short-Term Borrowings .......      1,165      1,742        (577)      1,691      1,491         200
   Other Borrowings ............      6,225      6,277         (52)      2,683      3,015        (332)
                                   --------   --------    --------    --------   --------    --------
       Total Interest-Bearing
          Liabilities ..........      8,462      8,114         348       8,427      7,958         469
                                   --------   --------    --------    --------   --------    --------
   Net Interest Income .........   $  2,906   $  6,870    $ (3,964)   $  4,180   $  3,828    $    352
                                   ========   ========    ========    ========   ========    ========

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.




INVESTMENT PORTFOLIO (INCLUDING RARITAN)

The following table sets forth the amortized cost of securities held to maturity at year-end 1998, 1997 and 1996.

                                                            December 31,
                                                 -------------------------------
(In Thousands)                                       1998       1997       1996
--------------------------------------------------------------------------------
 Debt Securities:
   U.S. Treasury Securities ...................   $  2,000   $    990   $  6,967
   Obligations of U.S. Government
     Agencies and Corporations ................     14,994     27,953     42,921
   Obligations of States and Political
      Subdivisions ............................     22,141     11,712     12,643
   Mortgage-Backed Securities .................     24,089     45,835     56,864
   Securities Issued by Foreign Governments ...        150        125        100
                                                  --------   --------   --------
     Total Securities Held to Maturity ........   $ 63,374   $ 86,615   $119,495
                                                  ========   ========   ========


The following table sets forth the market value of securities available for sale at year-end 1998, 1997 and 1996.

                                                            December 31,
                                                 -------------------------------
(In Thousands)                                      1998        1997        1996
--------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities ...................   $  2,514   $ 22,179   $ 33,901
   Obligations of U.S. Government
     Agencies and Corporations ................     66,933     93,831     52,668
   Obligations of States and Political ........     79,484     57,634     45,979
Subdivisions
   Mortgage-Backed Securities .................    391,123    349,913    203,232
   Corporate Debt Securities ..................     24,000     13,920       --
                                                  --------   --------   --------
     Total Debt Securities ....................    564,054    537,477    335,780
                                                  --------   --------   --------
Equity Securities:
   Marketable Equity Securities ...............     31,358     53,555     23,873
   Federal Reserve Bank and Federal
     Home Loan Bank Stock .....................     13,850     11,333      7,066
                                                  --------   --------   --------
     Total Equity Securities ..................     45,208     64,888     30,939
                                                  --------   --------   --------
    Total Securities Available for  Sale ......   $609,262   $602,365   $366,719
                                                  ========   ========   ========






The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 34% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios at December 31, 1998, excluding equity securities, were as follows:

MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                  After 1 Year    After 5 Years
                                         Within    but Within       but Within     After
(Dollars in Thousands)                   1 Year      5 Years        10 Years      10 Years     Total
-----------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost ...............     $     -      $ 2,000        $      -    $      -    $  2,000
     Weighted Average Yield .......           -%        5.49%              -%          -%       5.49%
Obligation of U.S. Government
   Agencies and Corporations:
     Amortized Cost ...............      14,994            -               -           -      14,994
     Weighted Average Yield .......        6.34%           -%              -%          -%       6.34%
Obligation of States and
   Political Subdivisions:
     Amortized Cost ...............       6,109        2,533           7,907       5,592      22,141
     Weighted Average Yield .......        3.51%        4.54%           4.71%       5.91%       4.66%
Mortgage-Backed Securities:
     Amortized Cost ...............       1,345       19,558               -       3,186      24,089
     Weighted Average Yield .......        6.42%        5.58%              -%       7.20%       5.84%
Securities Issued by
   Foreign Governments:
     Amortized Cost ...............           -           50             100           -         150
     Weighted Average Yield .......           -%        7.02%           7.20%          -        7.14%
-----------------------------------------------------------------------------------------------------
Total Securities Held to Maturity:
     Amortized Cost ...............     $22,448     $ 24,141        $  8,007    $  8,778    $ 63,374
     Weighted Average Yield .......        5.57         5.47%           4.74%       6.38%       5.54%
=====================================================================================================

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities:
     Amortized Cost ...............     $ 2,502        $   -        $      -    $      -    $  2,502
     Weighted Average Yield .......        5.67%           -%              -%          -%       5.67%
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost ...............      33,390       33,482               -           -      66,872
     Weighted Average Yield .......        6.45%        6.36%              -%          -%       6.40%
Obligations of States and
   Political Subdivisions:
     Amortized Cost ...............       2,262       28,133          43,609       2,926      76,930
     Weighted Average Yield .......        4.62%        4.80%           4.79%       6.31%       4.85%
Mortgage-Backed Securities:
     Amortized Cost ...............      19,108      109,803         111,975     147,678     388,564
     Weighted Average Yield .......        6.08%        6.73%           6.36%       6.58%       6.53%
Corporate Debt Securities:
     Amortized Cost ...............           -        5,500          11,315       6,528      23,343
     Weighted Average Yield .......           -         9.57%           6.30%       8.70%       7.74%
-----------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost ...............     $57,262     $176,918        $166,899    $157,132    $558,211
     Weighted Average Yield .......        6.22%        6.44%           5.95%       6.66%       6.33%
=====================================================================================================





LOAN PORTFOLIO (INCLUDING RARITAN)

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31, for each of the last five years.


(In Thousands)                 1998      %        1997       %       1996      %      1995       %        1994     %
----------------------------------------------------------------------------------------------------------------------

Commercial .............. $  218,929   20.58   $145,100    15.39  $180,876   19.66  $145,690   17.37  $104,195   13.82
Real Estate .............    652,239   61.32    593,924    62.97   485,858   52.80   430,655   51.36   411,837   54.60
Lease Financing .........     11,022    1.04     11,852     1.26     9,248    1.01     8,144    0.97     4,790    0.64
Installment .............    181,522   17.06    192,167    20.38   244,157   26.53   254,049   30.30   233,324   30.94
                          --------------------------------------------------------------------------------------------
Total Loans Outstanding .  1,063,712  100.00    943,043   100.00   920,139  100.00   838,538  100.00   754,146  100.00
Less: Unearned Income
   On Loans .............      6,631             11,777             21,351            22,553            20,039

                          --------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income ............... $1,057,081           $931,266           $898,788          $815,985          $734,107
                          ============================================================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1998, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                      Maturing
                                   ---------------------------------------------
                                               After One
                                    Within    But Within    After
(In Thousands)                     One Year   Five Years  Five Years   Total
--------------------------------------------------------------------------------

Commercial .....................    $166,419    $ 41,999    $ 10,511    $218,929
Real Estate-Construction .......      13,016      15,428       2,579      31,023
Real Estate-Commercial .........      24,371      29,402      86,196     139,969
================================================================================
                                    $203,806    $ 86,829    $ 99,286    $389,921
================================================================================

Amount of Loans Based Upon:
   Fixed Interest Rates ......................          $45,277          $38,253
   Variable Interest Rates ...................           41,552           61,033
================================================================================
                                                        $86,829          $99,286
================================================================================



Non-Accrual, Past Due and Restructured Loans

The following table provides an analysis of non-performing assets as of December 31, for each of the last five years.

-------------------------------------------------------------------------------------------------
(Dollars In Thousands)                     1998         1997        1996       1995         1994
-------------------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial ........... $  754     $   190    $   663     $   809       $ 2,389
   Loans Secured by Real Estate ........  6,029       7,015      9,440       7,344         8,706
   Lease Financing .....................      -           -          -           -             9
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure ..............    498         350        354         483           445
-------------------------------------------------------------------------------------------------
Total Non-Accrual Loans ................  7,281       7,555     10,457       8,636        11,549
-------------------------------------------------------------------------------------------------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial .........      -           -          7          61           730
     Loans Secured by Real Estate ......    986       1,619      1,210         681           339
     Lease Financing ...................      -         169          -           -             -
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures .........    303         577      1,277         936           991
-------------------------------------------------------------------------------------------------
Total Loans Past Due
     90 Days or More ...................  1,289       2,365      2,494       1,678         2,060
-------------------------------------------------------------------------------------------------

Troubled Debt Restructured .............     42          53         67           -             -
-------------------------------------------------------------------------------------------------

   Total Non-Performing Loans ..........  8,612       9,973     13,018      10,314        13,609

Other Real Estate Owned (3) ............    507       1,503      1,967       3,072         2,624
Other Assets Owned (4) .................     51         174        178         223           181
-------------------------------------------------------------------------------------------------

   Total Non-Performing Assets ......... $9,170     $11,650    $15,163     $13,609       $16,414
=================================================================================================

 Non-Performing Loans as a
   Percentage of Loans (year-end) ......   0.81%       1.07%      1.45%       1.27%         1.85%
=================================================================================================

Non-Performing Loans as
   Percentage of Total Assets (year-end)   0.45%       0.56%      0.84%       0.69%         1.02%
=================================================================================================

Non-Performing Assets as
   A Percentage of  Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end) .............   0.87%       1.25%      1.68%       1.67%         2.23%
=================================================================================================

Non-Performing Assets as
   A Percentage of Total Assets (year-end) 0.48%       0.65%      0.98%       0.91%         1.23%
=================================================================================================

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



Potential Problem Loans

At December 31, 1998, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE (INCLUDING RARITAN)

The following table provides an analysis of the allowance for possible loan losses for each of the five years ending December 31:

------------------------------------------------------------------------------------------------
(Dollars In Thousands)                1998          1997         1996        1995         1994
------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income - December 31, ........ $1,057,081     $931,266     $898,788     $812,985    $734,107
================================================================================================
Average Loans Outstanding .......    979,872     $906,091     $837,704     $771,543    $661,081
================================================================================================

Allowance for Possible Loan
   Losses-January 1, ............ $   11,739     $ 11,874     $ 11,440     $ 13,876    $ 15,425
Loans Charged Off:
   Commercial ...................      (251)         (101)           -         (417)     (1,615)
   Real Estate ..................    (1,466)        ( 750)        (409)        (872)       (978)
   Lease Financing ..............       (28)            -            -            -           -
   Installment ..................    (3,489)       (4,700)      (3,711)      (3,324)     (2,752)
------------------------------------------------------------------------------------------------

Total Loans Charged Off .........    (5,234)       (5,551)      (4,120)      (4,613)     (5,345)
------------------------------------------------------------------------------------------------

Recoveries of Loans:
   Commercial ...................          9          105           95          233         317
   Real Estate ..................        306          164           30           29         154
   Lease Financing ..............          -            -            -            -           -
   Installment ..................        910          715          435          517         610
------------------------------------------------------------------------------------------------

Total Recoveries ................      1,225          984          560          779       1,081
------------------------------------------------------------------------------------------------

Net Loans Charged Off ...........     (4,009)      (4,567)      (3,560)      (3,834)     (4,264)
Provision for Possible
   Loan Losses ..................      3,444        4,432        3,691        1,398       2,715
Acquisition .....................          -            -          303            -           -
------------------------------------------------------------------------------------------------

Allowance for Possible Loan
   Losses - December 31, ........ $   11,174     $ 11,739     $ 11,874     $ 11,440    $ 13,876
================================================================================================

Allowance for Possible Loan
   Losses to Non-Performing
   Loans - December 31, .........     129.75%      117.71%       91.21%      110.92%     101.96%
================================================================================================

Allowance for Possible Loan
   Losses to Total Loans
   Outstanding - December 31, ...       1.06%        1.26%        1.32%        1.41%       1.89%
================================================================================================

Net loans Charged Off to
   Average Loans Outstanding ....       0.41%        0.50%        0.42%        0.50%       0.65%
================================================================================================




Allocation of the Allowance for Possible Loan Losses

The accompanying table sets forth the allocation of the allowance for possible loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans at December 31 for each of the past five years.

                                                  Years Ended December 31,
(Dollars in    -----------------------------------------------------------------------------------------------
Thousands)          1998                1997                1996                1995                1994
-------------------------------------------------------------------------------------------------------------
                         % of               % of                % of                % of                % of
                         Loans              Loans               Loans               Loans               Loans
                          to                 to                  to                  to                  to
              Amount of  Total  Amount of   Total   Amount of   Total   Amount of   Total    Amount of  Total
              Allowance  Loans  Allowance   Loans   Allowance   Loans   Allowance   Loans    Allowance  Loans
-------------------------------------------------------------------------------------------------------------
Commercial .... $ 2,198    21%    $ 2,370    16%    $ 2,912      20%    $ 3,235       18%    $ 3,920      14%
Real Estate ...   5,062    61       5,115    63       4,651      53       3,222       51       4,185      54
Lease Financing     152     1         136     1          93       1          84        1          48       1
Installment ...   3,715    17       3,851    20       3,975      26       4,743       30       5,655      31
Unallocated ...      47     -         267     -         243       -         156        -          68       -
-------------------------------------------------------------------------------------------------------------

   Total ...... $11,174   100%    $11,739   100%    $11,874     100%    $11,440      100%    $13,876     100%
=============================================================================================================


Each element of the allowance for possible loan losses is determined by use of the Company's internal loan review process. Each loan portfolio is specifically analyzed over an eight-quarter period, measured for historical loss history and measured for the inherent risk of loss in the portfolio. The allowance process utilizes a migration analysis, which tracks the movement of a loan as it progresses through the loan portfolio. The allocation of the allowance is determined by using the Company's historical loss history combined with the inherent risk of loss contained in the loan portfolio as well as the ongoing loan review process. Based on the respective portfolio's performance trends and risk analysis, the allowance is then allocated over each portfolio as required by the quarterly allowance review.

All commercial and commercial real estate loans in non-accrual status, all impaired loans, as well as loans graded as doubtful that are in excess of $100,000 are evaluated on an individual basis. All remaining installment loans, residential mortgage loans, commercial, commercial real estate loans and off balance sheet items are evaluated as a group.

The Company utilizes a comprehensive approach for its loan review process. Various committees have been established to monitor and manage credit risk, which involve account officers, division heads, the Loan Review Officer, President and CEO, and the Executive Committee. On a monthly basis, management reviews all portfolios for performance. A monthly report is made to the Executive Committee regarding the status of the loan portfolio performance. On a quarterly basis, an independent analysis of the portfolio is performed using the information provided within the most recent quarter and over the past eight quarters. After examining the results of the analysis and measuring actual losses in correlation with estimated losses, factors are then incorporated within the migration analysis to assist in correcting any differences between actual and estimated losses. Qualitative factors allow for adjustments to loss factors based on delinquency and non-accrual and non-performing trends, portfolio volume, and changes in lending policies and procedures, including underwriting, charge-off and recovery practices. Additional considerations include changes in economic conditions, varying concentrations within industries and geographic locale, and regulatory and legal changes. Each factor may impact the portfolio depending on observed changes during the portfolio review process.

There have been no material changes made in the methodology or assumptions used to estimate the allowance during 1998. During the year ended December 31, 1998, loan quality has exhibited strong improvement throughout the entire loan portfolio, with reductions in criticized and classified loans, reductions in the level of non-performing assets and improvements in consumer delinquency trends and charged-off accounts.


Changes in loan portfolio composition during the period reflect a continued reduction in the installment portfolio with increases noted in residential and commercial real estate loans. These mortgage loans have historically reported lower losses than the installment loans. Due to the historical loss history and strong underwriting criteria, lower levels of allowance allocation are required. Additionally, the installment portfolio has reported improved charge-off and delinquency levels.

Lower non-performing levels further contributed to a reduction in the allowance levels of the Company, despite an increase in portfolio outstandings. Non performing loans represent a larger risk of loss. Resolution and/or reduction of these loans allow for less allocation of the allowance.

Management feels that the allowance for possible loan losses is adequate based on the Company's historical loss levels as well as the inherent risk of loss that exists as of the review date. Using the December 31, 1998 allowance level of $11,174,000 and projecting net charge-offs based on the five year historical average of net charge-offs as a percentage of average loans outstanding, the allowance covers 2.13x projected net charge-offs.


DEPOSITS (INCLUDING RARITAN)

The following table reflects the average balances and average rates paid on deposits for each of the past three years.

                                       1998                      1997                       1996
                               ----------------------   --------------------     ---------------------
                                 Average     Average      Average   Average         Average   Average
  (Dollars in Thousands)         Balance      Rate        Balance     Rate          Balance    Rate
  ----------------------------------------------------------------------------------------------------
  Demand and Non-Interest
     Bearing Savings ........  $  254,565       -%     $  200,462        -%      $  197,772        - %
  ----------------------------------------------------------------------------------------------------
  Interest-bearing
     Transaction Accounts....     143,600    1.69         139,274     1.67          144,852     1.57
  Other Savings .............     415,641    2.26         383,180     2.57          394,523     2.80
  Time ......................     606,634    5.64         620,165     5.37          548,612     5.33

  ----------------------------------------------------------------------------------------------------
     Total Savings and Time .   1,165,875    3.99       1,142,619     3.98        1,087,987     3.81

  ====================================================================================================
     Total Deposits .........  $1,420,440       -      $1,343,081        -       $1,285,759        -
  ====================================================================================================



The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 1998.

(In Thousands)
----------------------------------------------------------------------------
Three Months or Less ............................................. $ 59,111
Over Three Through Six Months ....................................   10,808
Over Six Through Twelve Months ...................................   13,349
Over Twelve Months ...............................................   26,399
----------------------------------------------------------------------------
   Total ......................................................... $109,667
============================================================================




RETURN ON EQUITY AND ASSETS (INCLUDING RARITAN)

United's 1998 Annual Report, Financial Review section, contains on page 12, "Selected Combined Consolidated Financial Data," the information required by this Item and that information is incorporated herein by reference.

SHORT-TERM BORROWINGS (INCLUDING RARITAN)

United's 1998 Annual Report, Financial Review section, contains on page 25, "Note 10 -Short-Term Borrowings," the information required by this Item and that information is incorporated herein by reference.


(e)(2)  Statistical Information - Consolidated (United Only)

The following are the consolidated (United only) statistical disclosures for a bank holding company required pursuant to Industry Guide 3. The tables should be read in conjunction with the consolidated financial statements contained in United's 1998 Annual Report, incorporated herein by reference as Exhibit 13.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (UNITED ONLY)

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a 34% tax rate. Average balances have been derived from daily balances.






                                                1998                          1997                         1996
                                    ---------------------------    ---------------------------  --------------------------
                                               Interest  Average            Interest  Average             Interest Average
                                     Average    Income/  Yield/    Average  Income/   Yield/     Average   Income/  Yield/
(Dollars in Thousands)               Balance   Expense   Rate      Balance  Expense   Rate       Balance   Expense   Rate
--------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
   Securities  (1):
     Taxable ..................... $  538,264  $ 35,131   6.53% $  423,387  $28,743   6.79%    $  332,973  $22,463   6.75%
     Non-Taxable .................     79,203     5,845   7.38      59,813    4,550   7.61         53,230    4,008   7.53
     Trading Account Securities ..        650        26   4.00         516       18   3.49            344       13   3.78
                                    --------------------------------------------------------------------------------------
       Total Securities ..........    618,117    41,002   6.63     483,716   33,311   6.89        386,547   26,484   6.85
                                    --------------------------------------------------------------------------------------
   Federal Funds Sold ............     14,349       793   5.53      20,426    1,136   5.56         20,357    1,088   5.34
   Federal Home Loan Bank Deposits      2,804       153   5.46       1,460       81   5.55          1,001       54   5.39

   Loans (Net of Unearned
        Income)  (2)
     Commercial ..................    191,218    17,598   9.20     168,439   16,096   9.56        175,396   16,407   9.35
     Commercial-Tax Exempt .......      1,282       135  10.53       1,401      139   9.92          1,515      145   9.57
     Real Estate .................    327,044    27,264   8.34     271,069   22,793   8.41        211,310   17,936   8.49
     Credit Card .................     34,896     6,579  18.85      32,600    6,317  19.38         30,485    5,982  19.62
     Installment .................    120,390     9,977   8.29     166,461   14,114   8.48        195,959   16,409   8.37
     Lease Financing .............     10,406     1,034   9.94       9,731      910   9.35          8,705      834   9.58
     Impaired Loans ..............      3,785       103   2.72       6,631      465   7.01          5,967      131   2.20
                                    --------------------------------------------------------------------------------------
     Total Loans .................    689,021    62,690   9.10     656,322   60,834   9.27        629,337   57,844   9.19
                                    --------------------------------------------------------------------------------------
     Total Interest-earning Assets  1,324,291   104,638   7.90   1,161,924   95,362   8.21      1,037,242   85,470   8.24
                                    --------------------------------------------------------------------------------------
Non-Interest-earning Assets ......    123,761                      100,512                         97,700
                                    ---------                    ---------                    -----------
     Total Assets ................ $1,448,052                   $1,262,436                     $1,134,942
                                    =========                    =========                    ===========

Liabilities and
Stockholders' Equity:
Interest-bearing Liabilities:
   Savings Deposits .............. $  395,836     6,792   1.72  $  378,856    7,394   1.95     $  402,436    7,775   1.93
   Time Deposits .................    472,818    25,515   5.40     454,391   24,506   5.39        386,992   20,824   5.38
                                  ----------------------------------------------------------------------------------------
    Total Savings and Time Deposits   868,654    32,307   3.72     833,247   31,900   3.83        789,428   28,599   3.62
   Short-Term Borrowings .........    103,125     5,043   4.89      65,177    3,672   5.63         50,350    2,653   5.27
   Other Borrowings ..............    115,684     8,192   7.08      48,307    3,368   6.97          9,687      929   9.59
                                  ----------------------------------------------------------------------------------------
    Total Interest-Bearing
     Liabilities .................  1,087,463    45,542   4.19     946,731   38,940   4.11        849,465   32,181   3.79
                                  ----------------------------------------------------------------------------------------
Non-Interest-bearing
Liabilities:
   Demand Deposits and Non-Interest
     Bearing Savings .............    200,078                      176,798                        175,349
   Other Liabilities .............     17,337                       14,517                         12,728
                                  -----------                  -----------                    -----------
     Total Non-Interest
       Bearing Liabilities .......    217,415                      191,315                        188,077
                                  -----------                  -----------                    -----------
Trust Capital Securities .........     20,000                       16,156                              -
                                  -----------                  -----------                    -----------
Stockholders' Equity .............    123,174                      108,234                         97,400
                                  -----------                  -----------                    -----------
Total Liabilities and
  Stockholders' Equity ........... $1,448,052                   $1,262,436                     $1,134,942
                                  ===========                  ===========                    ===========
Net Interest Income
   (Tax-Equivalent Basis) ........     59,096                      56,422                         53,289
Tax-Equivalent Adjustment ........               (2,032)                     (1,594)                        (1,419)
                                               ---------                    --------                   ------------
Net Interest Income ..............              $57,064                     $54,828                        $51,870
                                               =========                    ========                   ============
Interest Rate Spread .............                        3.71%                       4.10%                          4.45%
                                                         ======                      ======                         ======
Net Interest Margin ..............                        4.46                        4.86                           5.14
                                                         ======                      ======                         ======
Ratio of average
interest-earning assets
to average interest-bearing
liabilities ......................                        1.22x                       1.23x                          1.22x
                                                         ======                      ======                         ======

(1) Securities are carried at historical cost.
(2) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material.




ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                     1998 Compared with 1997             1997 Compared with 1996
                                  -------------------------------   --------------------------------
                                             Increase(Decrease)                  Increase(Decrease)
(In Thousands)                      Total     Due to Change in:        Total      Due to Change in:
                                   Increase  --------------------     Increase ---------------------
                                  (Decrease)   Volume     Rate        (Decrease)   Volume       Rate
                                  -------------------------------   --------------------------------
Interest Income:
   Loans ........................     $1,856  $ 2,988    $(1,132)       $2,990    $2,486       $504
   Taxable ......................      6,388    7,527     (1,139)        6,280     6,146        134
   Non Taxable ..................      1,295    1,437       (142)          542       499         43
   Trading Account Securities ...          8        5          3             5         6         (1)
   Other Interest-Earning Assets.       (271)    (261)       (10)           75        28         47
----------------------------------------------------------------------------------------------------
       Total Interest-Earning
         Assets .................      9,276   11,696     (2,420)        9,892     9,165        727
----------------------------------------------------------------------------------------------------

Interest Expense:
   Savings Deposits .............       (602)     314       (916)         (381)     (460)        79
   Time Deposits ................      1,009      965         44         3,682     3,643         39
   Short-Term Borrowings ........      1,371    1,905       (534)        1,019       827        192
   Other Borrowings .............      4,824    4,770         54         2,439     2,758       (319)
----------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Liabilities ............      6,602    7,954     (1,352)        6,759     6,768         (9)
----------------------------------------------------------------------------------------------------
   Net Interest Income ..........     $2,674  $ 3,742    $(1,068)       $3,133    $2,397       $736
====================================================================================================

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.




INVESTMENT PORTFOLIO (UNITED ONLY)

The following table sets forth the amortized cost of securities held to maturity at year-end 1998, 1997 and 1996.

                                                            December 31,
                                                    ----------------------------
(In Thousands)                                         1998      1997      1996
                                                     -------   -------   -------
Debt Securities:
  U.S. Treasury Securities .......................   $ 2,000   $   990   $ 6,967
  Obligations of U.S. Government
    Agencies and Corporations ....................    14,994    27,953    42,921
  Obligations of States and Political Subdivisions    22,141    11,712    12,643
  Mortgage-Backed Securities .....................     3,186     4,528     4,945
  Securities Issued by Foreign Governments .......       150       125       100
                                                     -------   -------   -------
    Total Securities Held to Maturity ............   $42,471   $45,308   $67,576
                                                     =======   =======   =======


The following table sets forth the market value of securities available for sale at year-end 1998, 1997 and 1996.

                                                     December 31,
                                            -----------------------------
(In Thousands) .........................       1998       1997       1996
                                           --------   --------   --------
Debt Securities:
   U.S. Treasury Securities ............   $  1,002   $ 11,982   $ 16,758
   Obligations of U.S. Government
     Agencies and Corporations .........     66,933     93,831     52,668
   Obligations of States and Political
     Subdivisions ......................     78,780     56,887     45,231
   Mortgage-Backed Securities ..........    364,354    312,164    174,040
   Corporate Debt Securities ...........     24,000     13,920       --
                                           --------   --------   --------
     Total Debt Securities .............    535,069    488,784    288,697
                                           --------   --------   --------
Equity Securities:
   Marketable Equity Securities ........     33,886     55,555     23,703
   Federal Reserve Bank and Federal
     Home Loan Bank Stock ..............     11,178      8,661      4,394
                                           --------   --------   --------
     Total Equity Securities ...........     45,064     64,216     28,097
                                           --------   --------   --------
    Total Securities Available for  Sale   $580,133   $553,000   $316,794
                                           ========   ========   ========






The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 34% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios at December 31, 1998, excluding equity securities, were as follows:


MATURITIES AND WEIGHTED AVERAGE YIELDS


                                                   After 1 Year    After 5 Years
                                       Within      But Within       but Within      After
(Dollars in Thousands)                 1 Year        5 Years         10 Years     10 Years     Total
-------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost .................   $     -     $  2,000        $      -    $      -    $  2,000
     Weighted Average Yield .........         -%        5.49%              -%          -%       5.49%
Obligation of U.S. Government
   Agencies and Corporations:
     Amortized Cost .................    14,994            -               -           -      14,994
     Weighted Average Yield .........      6.34%           -%              -%          -%       6.34%
Obligation of States and
   Political Subdivisions:
     Amortized Cost .................     6,109        2,533           7,907       5,592      22,141
     Weighted Average Yield .........      3.51%        4.54%           4.71%       5.91%       4.66%
Mortgage-Backed Securities:
     Amortized Cost .................         -            -               -       3,186       3,186
     Weighted Average Yield .........         -%           -%              -%       7.20%       7.20%
Securities Issued by
   Foreign Governments:
     Amortized Cost .................         -           50             100           -         150
     Weighted Average Yield .........         -%        7.02%           7.20%          -%       7.14%
-------------------------------------------------------------------------------------------------------
Total Securities Held to Maturity:
     Amortized Cost .................   $21,103     $  4,583        $  8,007    $  8,778    $ 42,471
     Weighted Average Yield .........      5.52%        4.98%           4.74%       6.38%       5.49%
=======================================================================================================

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities
     Amortized Cost .................   $   999     $      -        $      -    $      -    $    999
     Weighted Average Yield .........      6.14%           -%              -%          -%       6.14%
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost .................    33,390       33,482               -           -      66,872
     Weighted Average Yield .........      6.45%        6.36%              -%          -%       6.40%
Obligations of States and
   Political Subdivisions:
     Amortized Cost .................     2,262       28,133          43,609       2,281      76,285
     Weighted Average Yield .........      4.62%        4.80%           4.79%       5.01%       4.80%
Mortgage-Backed Securities:
     Amortized Cost .................    17,370      109,803         102,619     132,313     362,105
     Weighted Average Yield .........      6.01%        6.73%           6.33%       6.56%       6.52%
Corporate Debt Securities:
     Amortized Cost .................         -        5,500          11,315       6,528      23,343
     Weighted Average Yield .........         -%        9.57%           6.30%       8.70%       7.74%
-------------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost .................   $54,021     $176,918        $157,543    $141,122    $529,604
     Weighted Average Yield .........      6.22%        6.44%           5.90%       6.63%       6.31%
=======================================================================================================





LOAN PORTFOLIO (UNITED ONLY)

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31, for each of the last five years.


(In Thousands)                 1998      %       1997        %      1996       %      1995       %      1994       %
------------------------   -----------------   -----------------  ----------------  ----------------  ----------------

Commercial .............    $212,875   27.99   $139,704    20.69  $176,899   25.84  $144,024   22.40  $103,457   18.14
Real Estate ............     363,862   47.85    338,791    50.16   257,893   37.67   240,493   37.41   232,141   40.70
Lease Financing ........      11,022    1.45     11,852     1.76     9,248    1.35     8,144    1.27     4,790    0.84
Installment ............     172,717   22.71    184,932    27.39   240,625   35.14   250,238   38.92   229,961   40.32
                          ------------------   -----------------  ----------------  ----------------  ----------------
Total Loans Outstanding      760,476  100.00    675,279   100.00   684,665  100.00   642,899  100.00   570,349  100.00
Less: Unearned Income
   On Loans ............       6,600             11,713             20,947            22,086            19,565

                          --------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income ..............    $753,876           $663,566           $663,718          $620,813          $550,784
                          ============================================================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1998, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                Maturing
                              --------------------------------------------
                                         After One
                               Within    But Within    After
(In Thousands)                One Year   Five Years  Five Years    Total
                              --------   ----------  -----------  --------

Commercial ................   $160,365   $ 41,999    $ 10,511     $212,875
Real Estate-Construction ..      9,114     15,428       2,579       27,121
Real Estate-Commercial ....     20,279     29,402      86,196      135,877
                              ========   ========    ========     ========
                              $189,758   $ 86,829    $ 99,286     $375,873
                              ========   ========    ========     ========

Amount of Loans Based Upon:
   Fixed Interest Rates ...   $ 45,277   $ 38,253
   Variable Interest Rates      41,552     61,033
                              ========   ========
                              $ 86,829   $ 99,286
                              ========   ========




Non-Accrual, Past Due and Restructured Loans

The following table provides an analysis of non-performing assets as of December 31, for each of the last five years.

---------------------------------------------------------------------------------------
(Dollars In Thousands)                   1998      1997       1996      1995     1994
---------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial .......   $   754   $   190   $   663   $   809   $ 2,389
   Loans Secured by Real Estate ....     4,030     5,964     8,057     6,289     7,487
   Lease Financing .................      --        --        --        --           9
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure ..........       498       350       354       483       445
                                       -------    ------    ------    ------   --------
Total Non-Accrual Loans ............     5,282     6,504     9,074     7,581    10,330
                                       -------    ------    ------    ------   --------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial .....      --        --           7        61       730
     Loans Secured by Real Estate ..       986     1,619     1,210       681       339
     Lease Financing ...............      --         169      --        --        --
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures .....       303       577     1,277       936       991
                                       -------    ------    ------    ------   --------
Total Loans Past Due
     90 Days or More ...............     1,289     2,365     2,494     1,678     2,060
                                       -------    ------    ------    ------   --------

Troubled Debt Restructured .........        42        53        67      --        --
                                       -------    ------    ------    ------   --------

   Total Non-Performing Loans ......     6,613     8,922    11,635     9,259    12,390

Other Real Estate Owned (3) ........       507     1,463     1,864     2,902     1,541
Other Assets Owned (4) .............        51       174       178       223       181
                                       -------    ------    ------    ------   --------

   Total Non-Performing Assets .....   $ 7,171   $10,559   $13,677   $12,384   $14,112
                                       =======   =======   =======   =======   ========

 Non-Performing Loans as a
  Percentage of Loans (year-end)....      0.88%     1.34%     1.75%     1.49%     2.25%
=======================================================================================

Non-Performing Loans as
  Percentage of Total Assets (year-end)   0.44%     0.64%     0.99%     0.82%     1.23%
=======================================================================================

Non-Performing Assets as
   A Percentage of  Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end)                0.95%     1.59%     2.05%     1.98%     2.55%
=======================================================================================

Non-Performing Assets as
  A Percentage of Total Assets (year-end) 0.48%     0.76%     1.16%     1.09%     1.41%
=======================================================================================

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



Potential Problem Loans

At December 31, 1998, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE (UNITED ONLY)

The following table provides an analysis of the allowance for possible loan losses for each of the five years ending December 31:

-------------------------------------------------------------------------------------------
(Dollars In Thousands)            1998         1997         1996        1995         1994
-------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income - December 31, ..   $ 753,876    $ 663,566    $ 663,718    $ 620,813    $ 550,784
                              =========    =========    =========    =========    =========
Average Loans Outstanding .   $ 689,021    $ 656,322    $ 629,337    $ 583,427    $ 488,408
                              =========    =========    =========    =========    =========

Allowance for Possible Loan
   Losses-January 1, ......   $   8,434    $   8,909    $   8,858    $  11,147    $  12,331
Loans Charged Off:
   Commercial .............        (242)         (99)          --         (417)      (1,608)
   Real Estate ............      (1,228)        (376)        (162)        (659)        (191)
   Lease Financing ........         (28)          --           --           --           --
   Installment ............      (3,455)      (4,667)      (3,578)      (3,072)      (2,721)
                              =========    =========    =========    =========    =========

Total Loans Charged Off ...      (4,953)      (5,142)      (3,740)      (4,148)      (4,520)
                              ---------    ---------    ---------    ---------    ---------

Recoveries of Loans:
   Commercial .............           9          105           95          233          317
   Real Estate ............          50           21           30           20          150
   Lease Financing ........          --           --           --           --           --
   Installment ............         898          709          425          508          604
                               ---------    ---------    ---------    ---------    ---------

Total Recoveries ..........         957          835          550          761        1,071
                               ---------    ---------    ---------    ---------    ---------

Net Loans Charged Off .....      (3,996)      (4,307)      (3,190)      (3,387)      (3,449)
Provision for Possible
   Loan Losses ............       3,144        3,832        3,241        1,098        2,265
                                ---------    ---------    ---------    ---------    ---------

Allowance for Possible Loan
   Losses - December 31, ..   $   7,582    $   8,434    $   8,909    $   8,858    $  11,147
                               =========    =========    =========    =========    =========

Allowance for Possible Loan
   Losses to Non-Performing
   Loans - December 31, ...      114.65%       94.53%       76.57%       95.67%       89.97%
============================================================================================

Allowance for Possible Loan
   Losses to Total Loans
   Outstanding - December 31,      1.01%        1.27%        1.34%        1.43%        2.02%
============================================================================================

Net loans Charged Off to
   Average Loans Outstanding       0.58%        0.66%        0.51%        0.58%        0.71%
============================================================================================




Allocation of the Allowance for Possible Loan Losses

The accompanying table sets forth the allocation of the allowance for possible loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans at December 31 for each of the past five years.

                                                     Years Ended December 31,
                   ------------------------------------------------------------------------------------------------
(Dollars in
Thousands)                 1998               1997                1996                 1995               1994
------------------------------------  ------------------  ------------------  ------------------  -----------------
                               % of                 % of               % of                % of                % of
                               Loans                Loans              Loans               Loans              Loans
                                to                   To                 To                  to                  to
                   Amount of   Total   Amount of   Total   Amount of   Total    Amount of  Total   Amount of  Total
                   Allowance   Loans   Allowance   Loans   Allowance   Loans    Allowance  Loans   Allowance  Loans
------------------------------------  ------------------  ------------------  ------------------  -----------------
Commercial ....   $ 1,831        28%  $ 1,772        21%  $ 1,842        26%  $ 2,162        22%  $ 3,460        18%
Real Estate ...     2,334        48     2,557        50     2,827        38     1,790        38     1,987        41
Lease Financing       152         1       136         2        93         1        84         1        48         1
Installment ...     3,218        23     3,702        27     3,904        35     4,666        39     5,584        40
Unallocated ...        47        --       267        --       243        --       156        --        68        --
                  -------      -----  -------       ----  -------       ----  -------       ----  -------      ----

   Total ......   $ 7,582       100%  $ 8,434       100%  $ 8,909       100%  $ 8,858       100%  $11,147       100%
                  =======      =====  =======       ====  =======       ====  =======       ====  =======       ====


Each element of the allowance for possible loan losses is determined by use of the Company's internal loan review process. Each loan portfolio is specifically analyzed over an eight-quarter period, measured for historical loss history and measured for the inherent risk of loss in the portfolio. The allowance process utilizes a migration analysis, which tracks the movement of a loan as it progresses through the loan portfolio. The allocation of the allowance is determined by using the Company's historical loss history combined with the inherent risk of loss contained in the loan portfolio as well as the ongoing loan review process. Based on the respective portfolio's performance trends and risk analysis, the allowance is then allocated over each portfolio as required by the quarterly allowance review.

All commercial and commercial real estate loans in non-accrual status, all impaired loans, as well as loans graded as doubtful that are in excess of $100,000 are evaluated on an individual basis. All remaining installment loans, residential mortgage loans, commercial, commercial real estate loans and off balance sheet items are evaluated as a group.

The Company utilizes a comprehensive approach for its loan review process. Various committees have been established to monitor and manage credit risk, which involve account officers, division heads, the Loan Review Officer, President and CEO, and the Executive Committee. On a monthly basis, management reviews all portfolios for performance. A monthly report is made to the Executive Committee regarding the status of the loan portfolio performance. On a quarterly basis, an independent analysis of the portfolio is performed using the information provided within the most recent quarter and over the past eight quarters. After examining the results of the analysis and measuring actual losses in correlation with estimated losses, factors are then incorporated within the migration analysis to assist in correcting any differences between actual and estimated losses. Qualitative factors allow for adjustments to loss factors based on delinquency and non-accrual and non-performing trends, portfolio volume, and changes in lending policies and procedures, including underwriting, charge-off and recovery practices. Additional considerations include changes in economic conditions, varying concentrations within industries and geographic locale, and regulatory and legal changes. Each factor may impact the portfolio depending on observed changes during the portfolio review process.

There have been no material changes made in the methodology or assumptions used to estimate the allowance during 1998. During the year ended December 31, 1998, loan quality has exhibited strong improvement throughout the entire loan portfolio, with reductions in criticized and classified loans, reductions in the level of non-performing assets and improvements in consumer delinquency trends and charged-off accounts.

Changes in loan portfolio composition during the period reflect a continued reduction in the installment portfolio with increases noted in residential and commercial real estate loans. These mortgage loans have historically reported lower losses than the installment loans. Due to the historical loss history and strong underwriting criteria, lower levels of allowance allocation are required. Additionally, the installment portfolio has reported improved charge-off and delinquency levels.

Lower non-performing levels further contributed to a reduction in the allowance levels of the Company, despite an increase in portfolio outstandings. Non performing loans represent a larger risk of loss. Resolution and/or reduction of these loans allow for less allocation of the allowance.

Management feels that the allowance for possible loan losses is adequate based on the Company's historical loss levels as well as the inherent risk of loss that exists as of the review date. Using the December 31, 1998 allowance level of $7,582,000 and projecting net charge-offs based on the five year historical average of net charge-offs as a percentage of average loans outstanding, the allowance covers 1.68x projected net charge-offs.

DEPOSITS (UNITED ONLY)

The following table reflects the average balances and average rates paid on deposits for each of the past three years.

                                      1998                    1997                1996
                             ----------------------    -----------------   ------------------
                              Average      Average      Average  Average   Average    Average
(Dollars in Thousands)        Balance       Rate        Balance   Rate     Balance     Rate
----------------------------------------------------------------------------------------------
Demand and Non-Interest
   Bearing Savings .......    $ 200,078        - %    $176,798       - %  $175,349         - %

----------------------------------------------------------------------------------------------
Interest-Bearing
   Transaction Accounts ..      113,240     1.70       115,126    1.59     122,702      1.48
Other Savings ............      282,596     1.72       263,730    2.11     279,734      2.55
Time .....................      472,818     5.40       454,391    5.39     386,992      5.38

----------------------------------------------------------------------------------------------
   Total Savings and Time       868,654     3.72       833,247    3.83     789,428      3.62
==============================================================================================
   Total Deposits ........   $1,068,732        -    $1,010,045       -    $964,777         -
==============================================================================================




The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 1998.


(In Thousands)
--------------------------------------------------------------------------------
Three Months or Less .......................................             $52,642
Over Three Through Six Months ..............................               8,318
Over Six Through Twelve Months .............................               8,301
Over Twelve Months .........................................              20,692
--------------------------------------------------------------------------------
   Total ...................................................             $89,953
================================================================================

RETURN ON EQUITY AND ASSETS (UNITED ONLY)

Please  refer to Item 6(b) - "Selected  Financial  Data -  Consolidated  (United
Only)" in this Form 10-K.


SHORT-TERM BORROWINGS (UNITED ONLY)

United's 1998 Annual Report, Financial Review section, contains on page 48, "Note 10 -Short-Term Borrowings," the information required by this Item and that information is incorporated herein by reference.




 (f)    Executive Officers of the Registrant

The following persons are executive officers of the Company or the Bank who do not also serve as directors.

                                  Executive
                                   Officer    Principal Occupation or Employment
Name                      Age       Since           For the Past Five Years
-----------------------  -------  ----------  ----------------------------------
Warren R.  Gerleit         51       1992      Executive Vice President-Lending
                                              and Branch Administration since
                                              September 10, 1996; Executive Vice
                                              President - Lending of the Bank
                                              since December 20, 1994;  Senior
                                              Vice President - Lending since
                                              May 25, 1992.


Donald W. Malwitz          55       1988      Vice President and Treasurer of
                                              the Company since September 28,
                                              1995; Treasurer  of  the  Company
                                              since August  1,  1988;  Executive
                                              Vice President and Chief Financial
                                              Officer of the Bank since  January
                                              1, 1990.

Ralph L. Straw, Jr.        56       1993      Vice President, General Counsel
                                              and Secretary of the Company since
                                              July 1, 1996; Executive Vice
                                              President General Counsel and
                                              Cashier of the Bank since July 1,
                                              1996; Executive Vice President and
                                              General Counsel of the Bank since
                                              December 21, 1995; Senior Vice
                                              President and General Counsel
                                              since September 13, 1993;
                                              previously Vice President and
                                              Counsel of National Westminster
                                              Bank NJ and its predecessors.

A. Richard Abrahamian      39       1992      Senior Vice President and Chief
                                              Accounting Officer of the Bank.

John J. Cannon             54       1995      Senior Vice President and Senior
                                              Trust Officer of the Bank since
                                              December 21, 1995; Vice  President
                                              and Trust Officer since July 11,
                                              1994; formerly Vice President and
                                              Trust  Administrator of  National
                                              Westminster  Bank NJ and its
                                              Predecessors.

Joanne F. Herb             48       1993      Senior Vice President and
                                              Corporate Strategic Planning
                                              Manager of the Bank since May 16,
                                              1995; Vice President and Corporate
                                              Strategic Planning Manager since
                                              May 31, 1993.



Raymond C. Kenwell         47       1995      Senior Vice President-Commercial
                                              Lending  since December 21, 1995;
                                              Vice President-Commercial  Lending
                                              1993 to 1995;    formerly   Vice
                                              President Lending  of  National
                                              Westminster Bank NJ and its
                                              Predecessors.


Charles E. Nunn, Jr.       45       1995      Senior Vice President and Director
                                              of Human Resources of the Bank
                                              since December 21, 1995; Vice
                                              President and Director of Human
                                              Resources 1994-1995; Vice
                                              President of Human Resources
                                              1992-1994.


Donald E. Reinhard         44       1996      Senior Vice President and Director
                                              of Marketing since September 10,
                                              1996; Vice President and
                                              Marketing Manager 1993-1996.


Richard G. Tappen          48       1998      Executive Vice President of the
                                              Bank since December 15, 1998;
                                              President of United Commercial
                                              Capital Group since July 28, 1997;
                                              previously  Senior Vice  President
                                              of Summit Bank.






Item 2 - Properties

The corporate headquarters of United is located in a three-story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company, the Bank, and a branch office of the Bank. The Bank occupies 34 additional branch offices, of which 18 are owned and 16 are leased.

United's 1998 Annual Report Financial Review section contains information on page 24, Note 8; page 25, Note 11 and pages 30 to 31, Note 17 that is incorporated herein by reference.

Item 3 - Legal Proceedings

United's 1998 Annual Report, Financial Review section, contains on pages 30 to 31, Note 17, the information required by Item 3 and that information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 1998.


PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters

The only voting securities of the Company consist of its common stock outstanding. The shares are listed on the NASDAQ Stock Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ.

On December 31, 1998, there were 2,880 shareholders of the Company's common stock.

United's 1998 Annual Report, contains on page 14, under the heading "Market and Dividend Information", the information required by Item 5 and that information is incorporated herein by reference.

Item 6 - Selected Financial Data

(a) Combined Consolidated (Including Raritan) - United's 1998 Annual Report, Financial Review section, contains on pages 12 and 17 through 19 (Note
        1) information required by Item 6 and that information is incorporated herein by reference.



(b)     Consolidated (United Only)


(Dollars In Thousands,
    Except Share Data)                     1998        1997          1996         1995        1994
----------------------------------------------------------------------------------------------------
Statement of Income Data:
   Interest Income ................   $  102,606   $   93,768   $   84,051   $   81,979   $   68,576
   Interest Expense ...............       45,542       38,940       32,181       32,116       20,118

   Net Interest Income ............       57,064       54,828       51,870       49,863       48,458
Provision for Possible Loan Losses         3,144        3,832        3,241        1,098        2,265


Net Interest Income after Provision
   For Possible Loan Losses .......       53,920       50,996       48,629       48,765       46,193
Non-Interest Income ...............       22,781       19,930       16,086       15,158       14,887
Non-Interest Expense ..............       54,555       49,551       45,051       49,371       44,478



Income Before Taxes ...............       22,146       21,375       19,664       14,552       16,602
Provision for Income Taxes ........        6,546        6,836        6,596        4,295        5,270



Net Income ........................   $   15,600   $   14,539   $   13,068   $   10,257   $   11,332



Income Before Merger-Related and
   Restructuring Charges, and
   SAIF Assessment ................   $   17,294   $   15,937   $   13,375   $   12,346   $   11,332


Balance Sheet Data (at year-end):
   Total Assets ...................   $1,488,593   $1,383,376   $1,175,445   $1,134,963   $1,003,551
   Securities .....................      623,843      599,529      384,882      391,049      355,111
   Federal Funds Sold .............         --          7,325       17,372       22,444       22,683
   Loans (Net of Unearned Income) .      753,876      663,566      663,718      620,813      550,784
   Allowance for Possible
     Loan Losses ..................        7,582        8,434        8,909        8,858       11,147
   Deposits .......................    1,046,715    1,055,619    1,003,350      964,598      865,492
   Short-Term Borrowings (1) ......      154,635       79,546       46,328       53,347       52,301
   Other Borrowings (2) ...........      119,942       92,706        9,693        9,680        1,269
   Stockholders' Equity ...........      126,245      116,627      101,883       93,744       76,154
Adjusted Financial Ratios: (3)
   Return on Average Assets .......         1.19%        1.26%        1.18%        1.13%        1.16%
   Return on Average Stockholders'
     Equity .......................        14.04%       14.72%       13.73%       14.30%       14.38%

Financial Ratios:
   Return on Average Assets .......         1.08 %       1.15%        1.15%        0.94%        1.16%
   Return on Average Stockholders'
     Equity .......................        12.67%       13.43%       13.42%       11.88%       14.38%

   Net Interest Margin ............         4.46%        4.86%        5.14%        5.08%        5.52%
   Efficiency Ratio (4) ...........        63.54%       59.98%       61.86%       67.66%       67.89%
   Average Stockholders' Equity to
     Average Assets ...............         8.51%        8.57%        8.58%        7.88%        8.07%
Leverage Ratio (year-end) .........         8.76%        8.93%        7.97%        7.15%        8.53%
Tier I Capital to Risk-Weighted
   Assets (year-end) ..............        13.77%       14.56%       11.59%       10.90%       13.98%
Combined Tier I and Tier II
   Capital to Risk-Weighted
   Assets (year-end) ..............        14.57%       15.57%       12.71%       12.11%       15.38%
Loans to Deposits (year-end) ......        72.02%       62.86%       66.15%       64.36%       63.64%
Non-Performing Loans to
   Loans (year-end) (5) ...........         0.88%        1.34%        1.75%        1.49%        2.25%
Non-Performing Assets as a
   Percentage of Loans, Other Real
   Estate Owned and Other
   Assets Owned (year-end) ........         0.95%        1.59%        2.05%        1.98%        2.55%
Non-Performing Assets to
   Total Assets ...................         0.48%        0.76%        1.16%        1.09%        1.41%
Allowance for Possible Loan
   Losses to Loans (year-end) .....         1.01%        1.27%        1.34%        1.43%        2.02%
Dividend Payout Ratio .............           46%          40%          38%          45%          36%

Common Share Data: (6)
   Net Income Per Diluted Share ...   $     1.39   $     1.30   $     1.18   $     0.93   $     1.05
   Net Income Per Diluted Share
     Before Merger-Related and
     Restructuring Charges, and
     SAIF Assessment ..............   $     1.54   $     1.43   $     1.21   $     1.12   $     1.05
   Cash Dividends Declared Per Share  $     0.65   $     0.52   $     0.45   $     0.42   $     0.38
   Book Value Per Share (year-end).   $    11.39   $    11.58   $    10.23   $     9.44   $     7.80
   Average Diluted Shares Outstanding
     (in thousands) ...............       11,248       11,176       11,066       10,999       10,828

Other Data:
   Number of Employees
     (full-time equivalent) .......          455          495          488          507          550
   Number of Stockholders .........        1,780        1,662        1,797        1,960        1,973

(1) Includes Federal funds purchased, securities sold under agreements to repurchase less than one year, Federal Home Loan Bank advances, demand notes-U.S. Treasury and borrowed funds.

(2)  Includes  other  borrowed  funds,   securities  sold  under  agreements  to
repurchase greater than one year, and obligation under capital lease.

(3) Before merger-related and restructuring charges, and SAIF Assessment.

(4) Efficiency ratio is calculated by dividing adjusted non-interest expense by tax equivalent net interest income and adjusted non-interest income. Adjusted non-interest expense is total non-interest expense less merger related and restructuring charges, distributions on Series B Capital Securities and net costs to operate other real estate. Adjusted non-interest income is non-interest income less distributions on Series B Capital Securities and net gains from securities transactions.

(5)Non-performing loans consist of non-accrual loans, restructured loans and loans past due 90 days or more and still accruing.

(6) Adjusted for the 10% stock dividend paid in 1998.








Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)     Combined Consolidated (Including Raritan)

United's 1998 Annual Report, Financial Review section, contains on pages 1 through 11 information required by Item 7 and that information is incorporated herein by reference.

(b)  Consolidated (United Only)

This section is presented to assist in understanding the operating results of United National Bancorp (the "Parent Company") and its wholly-owned subsidiaries, United National Bank (the "Bank"), and UNB Capital Trust I (the "Trust") or when consolidated with the Parent Company, the ("Company"), for each of the past three years and financial condition for each of the past two years. This section should be read in conjunction with the consolidated financial statements, the accompanying notes and selected financial data provided within this report and incorporated herein by reference.

On September 30, 1998, the Company acquired State Bank of South Orange ("SBSO") by merging SBSO into the Bank. This acquisition was accounted for on the pooling-of-interests accounting method and therefore, all financial statements for periods prior to the merger have been restated to include the amounts and results of operations of SBSO.

Forward-Looking Statements

This  report  contains  forward-looking  statements  within  the  meaning of The
Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; Year 2000 compliance programs not addressing Year 2000 computer problems effectively; weakening of general economic conditions nationally or in New Jersey; changes in legal and regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements.


OVERVIEW

The Company reported net income in 1998 of $15,600,000, an increase of 7.3% from the $14,539,000 earned in 1997. Diluted net income per share was $1.39 in 1998 compared to $1.30 reported in 1997. Basic net income per share in 1998 was $1.41 as compared to the $1.31 reported in 1997.

The Company's operating income for 1998, defined as net income excluding the effects of one-time charges, net of taxes, was $17,294,000, an 8.5% increase over the $15,937,000 for the year ended December 31, 1997. During 1998, a one-time charge totaling $1,694,000 or $0.15 per diluted share, net of taxes, was related to the acquisition of SBSO while in 1997, the Company incurred one-time charges totaling $1,398,000 or $0.13 per diluted share, net of taxes, relating to the acquisition of Farrington and the sale of the Company's former operations center. Operating income per diluted share, adjusted for the 10% stock dividend paid in 1998, was $1.54, a 7.7% increase over the $1.43 reported for the year ended December 31, 1997.

The  Company  reported  net  income,   after  one-time  charges,   for  1997  of
$14,539,000,  up 11.3% from the  $13,068,000  earned in 1996.  Diluted per share results for 1997 increased 10.2% to $1.30 from $1.18 reported in 1996. Operating income for 1997 was $15,937,000 or $1.43 per diluted share as compared to $13,375,000 or $1.21 per diluted share in 1996. Operating income for 1996 was defined as net income excluding the one-time charges of $307,000, or $0.03 per diluted share, net of taxes related to a one-time special Savings Association Insurance Fund ("SAIF") assessment.

Key performance ratios based on operating income increased in 1998. Based on operating income, return on average assets ("ROA") and return on average equity ("ROE") were 1.19% and 14.04%, respectively, in 1998, compared to 1.26% and 14.72%, respectively, in 1997. ROA and ROE in 1996 were 1.18% and 13.73%, respectively. ROA and ROE, based on operating income, have averaged 1.18% and 14.23%, respectively, over the past five years.

Based on net income, ROA was 1.08% in 1998 as compared to 1.15% in 1997 and 1996, while ROE was 12.67% in 1998, 13.43% in 1997 and 13.42% in 1996. In
addition, the efficiency ratio was 63.54% for 1998 versus 59.98% in 1997 and 61.86% in 1996. During 1998, the increase in the efficiency ratio was due in part to the four new branches opened during 1998 and the fourth quarter of 1997.

Net income results for 1998 were affected by an increase in net interest income, a decrease in the provision for loan losses, an increase in non-interest income and a decrease in the provision for income taxes. These increases were offset by the increase in non-interest expense.

The Company's favorable net income results for 1997 were the result of an improvement in net interest income and non-interest income. The increases were offset in part by an increase in non-interest expense, an increase in the provision for loan losses and a slight increase in the provision for income taxes.

Loan demand throughout 1998 was higher than 1997, consequently loan balances at December 31, 1998 were $90,310,000 higher than the prior year-end. Total loans averaged $689,021,000 during 1998, an increase of $32,699,000 or 5.0% compared with the prior year. Interest rates, as measured by the prime rate, began the year 1998 at 8.50% and were decreased several times throughout the third and fourth quarters to end the year at 7.75%. Consolidated assets at year-end 1998 totaled $1,488,593,000, which represented an increase of 7.6% over 1997.

Securities available for sale increased to $580,133,000 and represented 39.0% of the total assets at December 31, 1998 as compared to $553,000,000 or 40.0% at year-end 1997. Conversely, securities held to maturity decreased $2,837,000 from 1997 to $42,471,000 at year-end 1998 and accounted for 2.9% of total assets at December 31, 1998, versus 3.3% last year.

Total deposits decreased by 0.8% to $1,046,715,000 at December 31, 1998. Time deposits declined by $47,396,000 or 10.0% to $428,040,000 at December 31, 1998
compared to $475,436,000 at year-end 1997 primarily as a result of lower levels of certificates of deposit of $100,000 or more. In contrast, demand deposits increased to $203,129,000 at year-end 1998, a 13.6% increase over the prior year-end. Savings deposits also increased by $14,147,000 or 3.5% from 1997 to $415,546,000 at year-end 1998. On average, time deposits were up $ 18,427,000 or 4.1% from 1997. Demand deposits and non-interest-bearing savings deposits averaged $200,078,000 in 1998, up 13.2% from the 1997 average of $176,798,000, while average savings deposits were up $16,980,000 or 4.5% from 1997's average balance of $378,856,000.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major components: net interest income and non-interest income, which includes net gains from securities transactions. Operating revenue, excluding securities gains, increased $3,057,000 or 4.2% in 1998 as compared to 1997 with an increase of $5,780,000 or 8.6% in 1997 as compared to 1996.

Net Interest Income

Net interest income, the amount by which interest earned on assets exceeds interest paid to depositors and other creditors, is the Company's principal source of revenue. For purposes of this review, interest exempt from Federal taxation has been restated to a taxable-equivalent basis, which places tax-exempt income and yields on a comparable basis with taxable income to facilitate analysis. The Federal income tax rate used for 1998, 1997 and 1996 was 34%. In calculating loan yields, the applicable loan fees have been included in interest income and non-performing loans are included in the average loan balances.

Net interest income increased $2,674,000 or 4.7% to a level of $59,096,000 in 1998 following a $3,133,000 or 5.9% increase in the prior year. The primary reasons for the increase were the result of an increase in net interest-earning assets, offset in part by a decrease in the net interest margin. The higher yielding loan portfolio was 52.0% of average interest-earning assets in 1998 from 56.5% in 1997 and 60.7% in 1996, while average securities increased to 46.7% of average interest-earning assets in 1998, up from 41.6% in 1997 and 37.3% in 1996. In 1997, after raising additional Tier I Capital through the issuance of trust capital securities, the Company developed and partially implemented a strategy to increase earning assets, effectively leveraging its new capital and improving net interest income, by the purchase of $150 million of additional investment securities funded through advances and repurchase agreements (the "Growth Strategy"). In the first quarter of 1998, the Company continued the Growth Strategy and completed an additional $50 million. This was supplemented by another $20 million of the Growth Strategy in the third quarter of 1998. For additional discussion on the Growth Strategy see "Financial Condition - Securities." The Company's net interest margin declined moderately in 1998 and 1997, largely due to the impact of the Growth Strategy and the effect of an investment in corporate owned life insurance, which reduces investable funds while increasing non-interest income.

For 1998, average interest-earning assets increased $162,367,000 or 14.0% over 1997 while average rates declined 23 basis points, creating an increase in total interest income of $9,276,000 or 9.7% from 1997. In 1997, average interest-earning assets increased $124,682,000 or 12.0% over the prior year, offset by slightly lower rates on earning assets, which decreased 3 basis points. Accordingly, interest income increased $9,892,000 or 11.6% from 1996.

The Company continued to monitor the rates paid on all categories of interest-bearing liabilities to reflect existing market conditions. Average interest-bearing deposits increased by $35,407,000 or 4.2%, and the cost of deposits decreased to 3.72% in 1998 from 3.83% in 1997. This growth in average deposits was the result of the Bank's new branches opened during the year, in addition to deposit growth at the existing branches. The decrease in the cost of funds was the result of the lower interest rate environment during 1998. The Company utilized short-term and other borrowings as an additional funding source and to fund the Growth Strategy. The average balance of borrowings, including the obligation under capital lease, was $218,809,000 in 1998 with an average cost of 6.05%, as compared to the average balance of $113,484,000 in 1997 with an average cost of 6.20%. The effect of the above changes in 1998 created a 39 basis point and 40 basis point decline in the Company's net interest spread and net interest margin, respectively.

In 1997, average interest-bearing deposits increased by $43,819,000 or 5.6%, while the cost of deposits increased to 3.83% in 1997 from 3.62% in 1996. The increase in average interest-bearing deposits was mainly attributable to the 21 basis point increase in the average cost. The Company also utilized short-term and other borrowings as an additional source in 1997 to fund the $150 million of the Growth Strategy. The average balance of borrowings, including the obligation under capital lease, was $113,484,000 in 1997 with an average cost of 6.20%, as compared to the average balance in 1996 of $60,037,000 at a cost of 5.97%. The effect of the above changes in 1997 created 35 basis point and 28 basis point decreases in the Company's net interest spread and net interest margin, respectively.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin decreased during 1998 to 4.46% from 4.86% in 1997. The decline in the net interest margin in 1998 resulted from the overall lower interest rate environment during the year along with the Growth Strategy implemented during 1998 and 1997. The net interest margin decreased during 1997 to 4.86% from 5.14% in 1996. The decline in the net interest margin in 1997 resulted to a large degree from the Growth Strategy implemented during 1997. Although the Growth Strategy resulted in a decline in the net interest margin and spread, the overall result was a positive impact on the Company's net income and return on average equity.

Non-Interest Income

Non-interest income, which has become an increasingly important source of revenue for the Company, consists primarily of trust income, service charges on deposit accounts, other service charges, commissions and fees, and securities gains. In 1998, total non-interest income amounted to $22,781,000, an increase of $2,851,000 or 14.3% from 1997, as compared with a 23.9% increase in 1997 from 1996. Included in these figures were net gains from securities transactions of $3,850,000 in 1998 as compared to $1,820,000 in 1997 and $798,000 in 1996.
Non-interest income in 1998, not including securities gains, was up $821,000 or 4.5% over 1997, compared to an increase of $2,822,000 or 18.5% in 1997 from 1996.

Trust income continues to be a major contributor to fee income, representing 23.9% of the total non-interest income. Trust income rose $478,000 or 9.6% to $5,454,000 in 1998 compared to a $640,000 or 14.8% increase from 1996 to 1997.
This increase was due to growth in the level of assets under management, assisted through the expansion of new client relationships, as well as the addition of new investment products. The Trust Division offers a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. Trust services are expected to continue to play an important role in the Company's future.*

Service charges on deposit accounts decreased $61,000 or 1.4% to $4,443,000 in 1998 as compared to a $55,000 or 1.2% increase from 1996 to 1997. The decrease in 1998 resulted from fewer occurrences of overdraft fees assessed. The increase in 1997 resulted from higher volume of accounts during the year. Other service charges, commissions and fees increased $346,000 or 5.6% to $6,553,000 in 1998 due primarily to increased automated teller machine ("ATM") transaction fees and fees generated by outsourcing the Bank's official check function. During 1997, other service charges, commissions and fees increased $1,590,000 or 34.4% from 1996 to $6,207,000 due to increased credit card application fees, increases in credit card annual and transaction fees and an increase in ATM transaction fees.

Other income increased $58,000 or 2.4% from 1997 to $2,481,000 in 1998 due to an increase in income on an investment in corporate owned life insurance partly offset by a decline in gains from sales of the guaranteed portions of Small Business Administration ("SBA") loans. Other income increased $537,000 or 28.5% from 1996 to $2,423,000 in 1997 due primarily to increased gains from sales of the guaranteed portions of SBA loans.

Net gains on securities transactions of $3,850,000 were recorded in 1998 compared with $1,820,000 in 1997 and $798,000 in 1996. The gains in 1998 and prior years were the outcome of restructuring the investment portfolio to alter maturities, due to the changing interest rate environment, to maximize the return on the investment portfolio. Additional gains were realized from the trading account portfolio due primarily to favorable conditions in the marketplace.

Non-Interest Expense

Non-interest expense in 1998 totaled $54,555,000, an increase of $5,004,000 or 10.1% over to 1997. This compared to a $4,500,000 or 10.0% increase in 1997 over 1996. Included in 1998 were one-time charges before tax of $2,179,000 in connection with the SBSO merger. Included in 1997 were one-time charges before tax of $2,208,000 incurred in connection with both the Farrington merger and the sale of the Bank's former operations center. During the third quarter of 1996, the Company recorded a pre-tax charge of $512,000 for the one-time special SAIF assessment. Excluding the one-time charges, non-interest expense in 1998 increased $5,033,000 or 10.6% from 1997 and non-interest expense in 1997 increased $2,804,000 or 6.3% from 1996. Management continues to seek opportunities to control non-interest expense levels.

The largest component of non-interest expense is salaries and employee benefits, which accounted for 39.0% of total non-interest expense in 1998 compared to 41.6% and 47.6% in 1997 and 1996, respectively. Management continues to monitor staffing levels, employee benefits and operational consolidations. Compared to the previous year, the 1998 expense of $21,282,000 represents a 3.3% increase versus a 3.9% decrease between 1997 and 1996. Specifically, salaries and wages increased $877,000 in 1998 while employee benefits declined $207,000. Medical health care costs, a significant component of employee benefits, increased $234,000 from 1997 and had declined $323,000 in 1997 from 1996. This expense is based on the level of medical claims and there can be no assurance that these costs will not increase in the future. The Company's goal to control this expense continues to remain a high priority.* Full-time equivalent employees were 455 at December 31, 1998 compared with 495 and 488 at December 31, 1997 and 1996, respectively.

Net occupancy and furniture and equipment expense increased $807,000 or 12.4% in 1998 to $7,331,000 as compared to an increase of $129,000 or 2.0% in 1997 from 1996. The increase in both 1998 and 1997 resulted from the opening of several new branches offset in part by lower building maintenance costs during the year.

Data processing expense for 1998 increased $1,868,000 or 35.1% to $7,191,000 from $5,323,000 in 1997 and $972,000 or 22.3% in 1997 from $4,351,000 in 1996.
These increases were caused by higher processing volumes as well as the result of outsourcing a portion of the credit card processing operation in late 1997. Data processing expense also increased as the Company reevaluated its joint venture investment in United Financial Services, Inc. Based upon the Company's decision to convert to a new data processing system, the Company reduced the amount of amortization and depreciation periods of the underlying assets of the joint venture. Distributions on trust capital securities of $2,002,000 and $1,557,000, in 1998 and 1997 respectively, resulted from the placement of such securities in March 1997. Amortization of intangible assets was $1,845,000 in 1998 compared to $1,761,000 and $1,788,000 in 1997 and 1996 respectively.

Net cost to operate other real estate, which results from costs of holding other real estate in addition to valuation adjustments, amounted to $225,000 in 1998, a decrease of $25,000 from 1997. These costs decreased in 1997 to $250,000 compared to $329,000 in 1996. The decrease in 1997 and 1998 was due to lower carrying costs and write-downs associated with the reduced inventory of other real estate holdings. For additional discussion on other real estate, see "Asset Quality".


One-time charges in 1998 of $2,179,000 resulted from the acquisition of SBSO in the third quarter. This amount consisted primarily of payouts on existing employment contracts, a penalty on termination of SBSO's data processing service, the write-off of unusable fixed assets and supplies, professional services directly attributable to the acquisition, and severance costs. Substantially all amounts were paid by December 31, 1998. The one-time charge in 1997 amounted to $2,208,000, of which $1,665,000 resulted from the acquisition of Farrington in the first quarter. Additionally, a non-recurring loss of $543,000 resulting from the sale of the Bank's operations center was recorded in the second quarter of 1997.

Other  expenses  amounted to  $12,500,000  in 1998, an increase of $1,184,000 or
10.5% compared to the prior year while 1997's expense was $587,000 or 5.5% higher than that of 1996. The increases in 1998 and 1997 were primarily a result of additional marketing, postage and telephone expenses incurred for credit card marketing, along with increases in local marketing expenses, legal and professional fees.

Income Taxes

The provision for income taxes decreased $290,000 in 1998 to $6,546,000 compared to an increase in 1997 of $240,000. The decrease in income taxes resulted from higher levels of tax-exempt income than the prior year. The Company implemented certain tax planning strategies during 1998, which increased the Bank's investment in tax-exempt securities. The increase in 1997 resulted from the higher levels of taxable income. For further information regarding the provision for income taxes, see Note 14 to the Consolidated Financial Statements.


LINES OF BUSINESS

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in Corporate. Summary financial information for the lines of business for the years 1998 and 1997 are presented on pages 55-56, "Note 19 - Segment Reporting," of United's 1998 Annual Report, Financial Review section and that information is incorporated herein by reference.

Lines of business information is based on accounting practices that conform to and support the current management structure and is not necessarily comparable with similar information for any other financial company. Net income before taxes includes revenues and expenses directly associated with each line, in addition to allocations of certain indirect revenues and expenses.

A matched-maturity funds transfer pricing methodology is employed to assign a cost of funds to the earning assets of each business line, as well as to assign an earnings credit to the liabilities of each business line. The provision for loan losses is based on the historical net charge-off ratio for each applicable line of business.

For purposes of this review, interest income which is exempt from Federal taxation has been restated to a taxable-equivalent basis, which places tax-exempt income on a comparable basis with taxable income to facilitate analysis.

Retail Banking

Retail Banking meets the banking needs of individuals and small businesses. This segment includes loans secured by 1-4 family residential properties, construction financing, loans to individuals for household, family and other personal expenditures and lease financing.
In addition, this segment includes the branch network.

The average balance of interest-earning assets declined $11,239,000, or 2.5%, to $436,167,000 in 1998 from $447,406,000 in 1997. The decline was primarily in the indirect automobile portfolio within the installment lending area.

Net interest income increased $870,000, or 2.3%, to $38,416,000 in 1998 from $37,546,000 in 1997. Interest income declined $1,413,000, or 3.8%, resulting primarily from the decline in rates. Interest expense increased $571,000, or 1.8%, resulting from higher cost of deposits. In 1998, there was an increase of $2,854,000 in the funds transfer price credit. The increased credit was the result of the higher earnings credit received for providing funding primarily from the branch network for other lines of business.


The provision for loan losses declined $1,448,000, from $3,520,000 in 1997 to $2,072,000 in 1998, as a result of the improvement in both asset quality and net charge-offs.

Non-interest income, which is comprised primarily of loan and deposit fees, increased $839,000, or 7.1%, in 1998. The increase was due primarily to increased ATM transaction fees and fees generated by outsourcing the Bank's official check function. Non-interest expense increased $5,221,000, or 14.1%, from $37,117,000 in 1997 to $42,338,000 in 1998. This increase was primarily the result of the costs associated with the four new branches opened in late 1997 and during 1998.

As a result of the increase in non-interest expense, Retail Banking pre-tax net income of $6,598,000 in 1998 was down from 1997 results of $8,662,000.

Commercial Banking

Commercial Banking provides term loans, demand secured loans, Small Business Administration ("SBA") financing, floor plan loans and financing for commercial real estate transactions.

Net interest income increased $1,581,000 to $9,566,000 in 1998 from $7,985,000 in 1997. The increase was primarily related to loan growth. Average interest-earning assets increased $38,194,000 or 16.0% from 1997, as all major product lines showed growth. Partially offsetting the increased loan balance was a decrease in the yield earned on loans due to the declining rate environment.

The provision for loan losses in 1998 increased $760,000 from 1997, resulting primarily from the growth in outstandings.

Non-interest income declined $496,000 to $885,000 in 1998 from $1,381,000 in 1997. This decline was primarily the result of lower gains from sales of the guaranteed portion of SBA loans. Non-interest expense declined $422,000, or 9.5%, from $4,447,000 in 1997 to $4,025,000 in 1998.

As a result of the increase in net interest income and decline in non-interest expense, pre-tax net income increased $747,000, or 16.2%, to $5,354,000 in 1998 from $4,607,000 in 1997.

Investments

The Investment segment is comprised of the Company's securities portfolio, which includes U. S. Treasury and government agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities, trading accounts and short-term investments.

Net interest income increased $1,561,000 to $4,042,000 in 1998 from $2,481,000 in 1997. This increase was due primarily to a $141,281,000 increase in average interest-earning assets. Non-interest income increased $2,030,000 to $3,850,000 in 1998 from $1,820,000 in 1997. This increase was the result of increased securities gains due to restructuring of the investment portfolio and through sales originating from the trading account portfolio. Non-interest expense increased $91,000 to $220,000 in 1998.

As a result of the increase in net interest income and non-interest income, pre-tax net income increased $3,500,000 to $7,672,000 in 1998 from $4,172,000 in
1997.

Trust and Investment Services

Trust and Investment Services revenues are mostly in the form of fees for services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits.

Non-interest income increased $478,000, or 9.6%, to $5,454,000 in 1998 from $4,976,000 in 1997. This increase was due to growth in the level of assets under management as well as the addition of new investment products. Non-interest expense increased $200,000, or 5.3%, to $3,939,000 in 1998. This increase was generally the result of additional expenses, both direct and indirect, based on the expansion of this line of business.

Pre-tax net income for 1998 was $1,512,000, an increase of $287,000 or 23.4%, over 1997.

Corporate

Corporate is primarily comprised of the treasury function, which is responsible for managing interest rate risk. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this area.

Net interest income declined $1,347,000 to $7,075,000 in 1998 from $8,422,000 in 1997. This decrease was generally related to the higher benefit provided to the other lines of business on loans and deposits.

Non-interest expense decreased $141,000 from $150,000 in 1997. Merger and other unallocated expenses increased $55,000, or 1.4%, from $3,969,000 in 1997 to $4,024,000 in 1998. This expense includes one-time charges and amortization of intangible assets.

Pre-tax net income amounted to $3,042,000 in 1998, down from $4,303,000 in 1997.


CAPITAL

The Company is committed to maintaining a strong capital position. Capital adequacy is monitored in relation to the size, composition and quality of its asset base and with consideration given to regulatory guidelines and requirements, as well as industry standards.

At December 31, 1998, total stockholders' equity was $126,245,000, an increase of $9,618,000 or 8.2% from year-end 1997. The increase was due primarily to net income of $15,600,000, offset in part by cash dividends declared of $7,039,000. Capital was also increased as a result of the change in net unrealized gain adjustment on securities available for sale, net of tax, of $834,000. Other additions resulted from restricted stock activity and stock options exercised. As detailed in Note 13 to the consolidated financial statements, the Company and the Bank currently exceed all minimum capital requirements.


FINANCIAL CONDITION

Total average assets increased  $185,616,000 or 14.7% to $1,448,052,000 in 1998, while total assets reached $1,488,593,000 at year-end, an increase of 7.6% from the December 31, 1997 balance. Average interest-earning assets, which represents 91.5% of total average assets, increased $162,367,000 or 14.0% from 1997 to $1,324,291,000 in 1998. Specifically, average loans increased $32,699,000 or 5.0% in 1998 to $689,021,000, while average total securities increased $134,401,000 or 27.8% from 1997 and short-term investments decreased $4,733,000 or 21.6%.

Securities

Total securities, which include securities held to maturity, securities available for sale and trading account securities, averaged $618,117,000 in 1998, an increase of $134,401,000 or 27.8% from 1997. For purposes of this review, unrealized gains and losses have been excluded. The portfolio represented 46.7% of average- interest earning assets for 1998 and 41.6% for 1997. The yield on the total portfolio (on a tax-equivalent basis) decreased 26 basis points to 6.63%. The increase in average balances in the security portfolio was primarily the result of and additional $70 million of Growth Strategy implemented during 1998 and the full-year effect of the $150 million of Growth Strategy implemented during the prior year. The Growth Strategy utilized purchases of U.S. government agency bonds and mortgage-backed securities, including collateralized mortgage obligations ("CMO's"), funded through advances and repurchase agreements with various maturities ranging up to 5 years to increase net interest income. The average lives of the investments purchased in the Growth Strategy were in the three to five year range.

U.S. Treasury and government agency securities declined $22,085,000 to average $106,739,000 in 1998. The yield on this portfolio decreased 6 basis points to 6.68% from the reported yield of 6.74% in 1997. The prevailing market rates of new investments were lower than those of maturing securities.

Tax-exempt securities, consisting primarily of obligations of states and political subdivisions, averaged $79,203,000 in 1998, an increase of $19,390,000 from 1997. As a part of its tax planning strategy, the Company continues to invest in these securities. At year-end, tax-exempt securities were $98,426,000, up $31,082,000 from December 31, 1997. The average tax-equivalent yield on these securities decreased 23 basis points to 7.38% in 1998 from 7.61% in 1997.

Mortgage-backed securities averaged $364,501,000 in 1998, an increase of $118,479,000 from 1997. These securities provide liquidity through periodic principal and interest repayments. The yield on mortgage-backed securities averaged 6.46% compared to 6.84% in 1997.

Corporate debt securities averaged $18,898,000 during 1998. At December 31, 1998 the amortized investment in corporate debt securities was $23,343,000, and represented the Company's purchase of trust capital securities of other banks. The average yield on trust capital securities was 9.39% in 1998. Securities issued by a foreign government averaged $142,000 in 1998 compared to $115,000 in the prior year. The year-end balance was $150,000 as compared to $125,000 a year earlier.

Equity securities increased $12,303,000 during 1998 to $48,634,000. Equity securities consisted primarily of money market mutual funds averaging $35,091,000 in 1998 compared to $27,322,000 in 1997. The remaining increase was the result of equity investments made by the Parent Company. The average yield on equity securities decreased 8 basis points to 5.56% from 5.64% in 1997.

Short-term investments, which included Federal funds sold and Federal Home Loan Bank deposits averaged $17,153,000 in 1998 compared to $21,886,000 in 1997, a decrease of 21.6%. For 1998, the yield on short-term investments averaged 5.52%, down from 5.56% in 1997. Loans

Total loans averaged $689,021,000 during 1998, an increase of $32,699,000 or 5.0% compared with the prior year. At year-end, total loans, net of unearned income, amounted to $753,876,000, up $90,310 or 13.6% compared to 1997. Loan demand over the past several years has shown improvement due to the lower interest rate environment and as business and consumer confidence in the economy remains strong. Even though the lower interest rate environment and increased competition has created an increase in loan payoffs and refinancings, the Company's aggressive marketing program and diverse product mix created strong growth that more than offset these declines. The Company's largest loan category is real estate mortgage loans, which totaled $363,862,000 at December 31, 1998 and represented 48.3% of total loans net of unearned income. Real estate mortgage loans included residential and commercial mortgages, construction loans and first-time homebuyer mortgages. Installment loans amounted to $134,206,000, representing 17.8% of loans net of unearned income. Major loan types within this category are indirect automobile loans of $55,961,000, direct personal loans of $57,878,000 and advances on home equity lines of $19,261,000.

The Company's commercial loan portfolio amounted to $212,875,000 at December 31, 1998, up 52.4% from the prior year-end. Average commercial loans increased 13.3% to $192,500,000 from $169,840,000 in 1997 and represented 27.9% of the total average loan portfolio as compared to 25.9% in 1997. The tax-equivalent yield on the commercial loan portfolio was 9.20% in 1998, down from 9.56% in 1997. The yield on this portfolio decreased as a result of lower rates on loan originations and repricings.

Real estate mortgage loans averaged $327,044,000, an increase of 20.7% from 1997 and represented 47.5% of the total average loan portfolio. This increase was the result of additional marketing of adjustable rate mortgage loan products in a favorable mortgage rate environment and the Bank's first-time homebuyer program called "Community Action Loans" and an increase in the commercial mortgage portfolio. The tax-equivalent yield on the total mortgage portfolio decreased 7 basis points to 8.34% from 8.41% last year as a result of the effect of a lower interest rate environment on new loan originations and on the adjustable rate portion of the portfolio. This portfolio consists of residential and commercial mortgages, as well as construction loans, and carries fixed and adjustable interest rates.

The Company has a nationwide secured credit card program, along with unsecured and affinity card programs throughout New Jersey. Credit card loans averaged $34,896,000 in 1998, an increase of $2,296,000 or 7.0% from 1997. At year-end
1998, the credit card balances were $38,511,000, as compared to $33,484,000 at year-end 1997. The increase during 1998 was the result of the continued nationwide direct mail advertising campaign for secured credit cards, and the local municipal affinity programs for unsecured credit cards. The average yield in 1998 on credit cards was 18.85%, down 53 basis points from 19.38% in 1997.

Installment loans, on average, decreased to $120,390,000 from $166,461,000 in 1997 and represented 17.5% of the total average loan portfolio. Originations of indirect automobile loans have slowed from the levels seen in 1997 and 1996. As a result, the average installment loan portfolio decreased by 27.7% in 1998 from 1997. At year-end 1998, installment loans amounted to $134,206,000, down $17,242,000 or 11.4% from the same period in 1997. Increased competition in a lower rate environment has lowered the yields on new indirect loans; therefore, the Company has redirected its lending efforts to higher yielding direct loan products. The average yield on the total installment loan portfolio was 8.29% in 1998 compared with 8.48% in 1997.

Impaired loans averaged $3,785,000, down $2,846,000 or 42.9% from the prior year average. For additional discussion on impaired loans, see "Asset Quality - Non-Performing Assets."

It is expected that a trend of increased refinancing of residential and commercial mortgage loans will continue if the economy continues to maintain its current course. The Company will continue to compete for what it believes are quality loans in those sectors of the business community where such loans are most prevalent.* Other Assets

At December 31, 1998, other assets totaled $40,660,000, an increase of $2,010,000 from the prior year-end. The largest component of other assets is the $21,400,000 investment in corporate-owned life insurance.

Deposits and Other Borrowings

The Company's deposit base is the primary source of funds supporting its interest-earning assets. Total average deposits increased to $1,068,732,000 in 1998, up $58,687,000 or 5.8% from $1,010,045,000 in 1997. At year-end, total deposits amounted to $1,046,715,000, down 0.8% from the $1,055,619,000 reported last year.

For 1998, time deposits comprised 44.2% of total average deposits as compared to 45.0% in 1997. These deposits, which consist primarily of retail certificates of deposit and individual retirement accounts, rose $18,427,000 or 4.1% to average $472,818,000 during 1998. At December 31, 1998, time deposits decreased by $47,396,000 or 10.0% over year-end 1997. The cost of time deposits increased 1 basis point to 5.40% in 1998. During 1998, certificates of deposit $100,000 and over averaged $99,005,000, an increase of 4.2% over last year.

Savings deposits, which include savings accounts, money market accounts and interest-bearing transaction accounts, averaged $395,836,000, an increase of $16,980,000 or 4.5% from 1997. The cost of savings deposits decreased 23 basis points to 1.72% in 1998.

Demand deposits averaged $200,078,000, up 13.2% from the 1997 average of $176,798,000. Demand deposits at year-end were $203,129,000, up 13.6% from the prior year. Non-interest-bearing secured credit card balances averaged $11,766,000 in 1998, up 7.8% from the 1997 average of $10,915,000.
Non-interest-bearing secured credit card deposits at year-end 1998 amounted to $11,217,000, as compared to $11,520,000 at December 31, 1997.

Short-term borrowings are available as an additional source of funding for the loan and investment portfolios, as well as, funding deposit outflows. Short-term borrowings consist primarily of Federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), demand notes-U.S. Treasury and Federal Home Loan Bank advances. During the year, short-term borrowings rose $37,948,000 or 58.2% to average $103,125,000. The cost of short-term borrowings decreased 74 basis points from 5.63% in 1997 to 4.89% in 1998 due to the lower interest rate environment during 1998 as compared to 1997. Other borrowings average for 1998 increased $67,377,000 as a result of borrowings used to fund the Growth Strategy. Other borrowings had an average cost of 7.08% in 1998 compared to 6.97% in 1997.

The Bank is a member of the Federal Home Loan Bank of New York (the "FHLB"). As a result, the Company has access to financing from the FHLB with terms ranging from overnight to up to 10 years. The FHLB advances are secured by securities and loans receivable under a blanket collateral agreement ("Blanket Advances"). At December 31, 1998, there were $37,000,000 of borrowings outstanding from the FHLB on the $50,000,000 Blanket Advance line. There were no borrowings outstanding from the FHLB at the prior year-end. The Company also has access to financing from the FHLB through advances collateralized by specific securities ("Specific Advances"). At December 31, 1998, the Company had Specific Advances outstanding from the FHLB of $111,000,000 with maturities ranging from 365 days to 5 years.




ASSET QUALITY

The Company manages asset quality and controls credit risk through a review of credit applications along with a continued examination and monitoring of outstanding loans, commitments and delinquencies. This process is intended to result in early detection and timely follow-up on problem loans. Credit risk is also sought to be controlled by limiting exposures to specific types of borrowers, industries and markets.

Non-Performing Assets

The Company defines non-performing assets as non-accrual loans, impaired loans, loans past due 90 days or more and still accruing renegotiated loans, other real estate owned and other assets owned.

At December 31, 1998, total non-performing assets totaled $7,171,000 or 0.5% of total assets, down $3,388,000 from the $10,559,000 or 0.8% of total assets at December 31, 1997.

Non-performing loans at December 31, 1998 were $6,613,000 or 0.9% of total loans, as compared to $8,922,000 or 1.3% of total loans at December 31, 1997. The $2,309,000 decrease from 1997 resulted from loans secured by real estate, which decreased by $2,567,000, a decline of $126,000 in loans to individuals for household, family and other personal expenditures and a decline of $169,000 in lease financing receivables. This was offset in part by an increase in commercial and industrial loans of $564,000. Troubled debt restructures declined by $11,000. A majority of the non-performing loans are well secured and management does not anticipate the realization of significant losses.*

At December 31, 1998, the Company's holdings in other real estate owned amounted to $507,000 as compared to $1,463,000 at December 31, 1997. Foreclosures will continue to result in assets migrating from non-performing loans to other real estate owned. It is the Company's intent to actively negotiate and dispose of these properties at fair market values, which are considered reasonable under the circumstances. In 1998, the Company incurred $225,000 of costs relating to these properties as compared to $250,000 in 1997. Other assets owned amounted to $51,000 at year-end, a decrease of $123,000 from 1997.

Allowance for Possible Loan Losses

The Company's year-end 1998 allowance for possible loan losses totaled $7,582,000 and represented 1.01% of total loans. This compared with a loan loss allowance at year-end 1997 of $8,434,000 and a ratio to total loans of 1.27%. Loan loss provisions amounted to $3,144,000 in 1998, down from the $3,832,000 in 1997 and $3,241,000 in 1996.

The determination of an appropriate level of the allowance for possible loan losses (the "Allowance") is based upon an analysis of the risks inherent in the Bank's loan portfolio. The analysis is performed on a continuous basis by account officers, various loan committees, and the Bank's Loan Review Officer.

One tool used in establishing these risks is a risk rating system, consisting of eight loan grading categories. In assigning a rating to a given loan, various factors are weighted, including (a) the financial condition and past credit history of the borrower; (b) available collateral, and its valuation; (c) available documentation of the loan; and (d) concentrations within industries and geographic locales.

In conjunction with the review of the loan portfolio, a quarterly analysis of the adequacy of the Allowance is performed. This analysis consists primarily of evaluating the inherent risk of loss on all loans and applying risk to loss ratios derived from this review.


Management then determines the adequacy of the Allowance based on the review of the loan portfolio. Appropriate recommendations are then made to the Board of Directors regarding the amount of the quarterly charge against earnings (i.e., the provision for possible loan losses), needed to maintain the Allowance at a level deemed adequate by Management. The Allowance is increased by the amount of such provisions and by the amount of loan recoveries, and is decreased by the amount of loan charge-offs.

Net charge-offs in 1998 were $3,996,000 or 0.58% of average loans outstanding compared with $4,307,000 or 0.66% in 1997. Net charge-offs in the credit card portfolio were $1,524,000 in 1998, compared to $1,695,000 in 1997. Net charge-offs in installment lending and lease financing decreased to $1,061,000 in 1998, compared with $2,263,000 in 1997. The net charge-offs in installment lending is primarily the result of the indirect portfolio, which sustained strong growth during the mid-1990's. Management recognizes the risks inherent in the indirect automobile loans, and the Company has made a concerted effort to redirect its lending efforts to lower risk direct loan products. Net charge-offs in loans secured by real estate increased to $1,178,000 in 1998 from $355,000 in 1997 while commercial loans incurred net recoveries of $6,000 in 1997 to net charge-offs of $233,000 in 1998. The charged-off loans are in various stages of collection and litigation.


MARKET RISK - ASSET/LIABILITY MANAGEMENT

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

Interest Rate Sensitivity

Interest rate sensitivity is a measure of the relationship between earning assets and supporting funds, which tend to be sensitive to changes in interest rates during comparable time periods.

ALCO is charged with managing the Company's rate sensitivity to attempt to optimize net interest income while maintaining an asset/liability mix which balances liquidity needs and interest rate risk. Interest rate risk arises when an asset matures, or its interest rate changes, during a time period different from that of the supporting liability and vice versa.

Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, an asset-sensitive gap means an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap means an excess of interest-sensitive liabilities over interest-sensitive assets.

The Company's GAP model includes certain management assumptions based upon past experience and the expected behavior of customers during various interest rate scenarios. The assumptions include principal prepayments for various loan and security products and classifying the non-maturity deposit balances by degree of interest rate sensitivity. As of December 31, 1998, utilizing the above assumptions results in a cumulative interest rate sensitive assets to interest rate sensitive liabilities of 0.89% and 0.74% for the three-month and twelve-month intervals, respectively.

However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Management believes that the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but the probability that such would occur. Income simulation also permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two-year time frame. At December 31, 1998, the Company's income simulation model indicates an acceptable level of interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 30% from the base market value of equity. At December 31, 1998, it is projected that a 200 basis point increase in rates would cause the base market value of equity to decline from $170,303,000 to $137,306,000, a change of $32,997,000 or 19.4%.* In a 200 basis point decrease in rates, the base market value of equity is projected to increase from $170,303,000 to $177,937,000, a change of $7,634,000 or 4.5%.* At December 31, 1998, the market value of equity indicates an acceptable level of interest rate risk and no significant changes in value from the prior year.

At December 31, 1997, it was projected that a 200 basis point increase in rates would cause the base market value of equity to decline from $147,299,000 to $125,379,000, a change of $21,920,000 or 14.9%. In a 200 basis point decrease in rates, the base market value of equity was projected to increase from $147,299,000 to $148,501,000, a change of $1,202,000 or 0.8%. At December 31,
1997, the market value of equity indicated an acceptable level of interest rate risk.

NPV is calculated based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Mortgage-backed securities, federal agency securities and other borrowings with call options, which the Company believed would be called, were reported at the earlier of the next call date or contractual maturity date. Non-maturity deposits of savings, money market accounts and interest-bearing transaction accounts were reported with an average duration of 3.5 years. Non-interest-bearing deposits were based on the most recent regulatory valuation price tables. Rate shocks, prepayment assumptions and call dates are all instantaneous and held constant.


Liquidity

Liquidity management involves the Company's ability to maintain prudent amounts of liquid assets in its portfolio in order to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth.
Current and future liquidity needs are reviewed by ALCO to determine the appropriate asset/liability mix.

The Company intends to hold its investment securities for the foreseeable future. However, the level and composition of the portfolio may change as a result of maturities and purchases undertaken as part of the asset/liability management process. Unexpected changes in the financial environment are likely to affect the Company's interest rate risk, liquidity position and the potential return on the portfolio. Additionally, the Company may also purchase and sell those securities which are available for sale in order to address these changes. Overall balance sheet size and capital adequacy are considered in determining the appropriate level for the portfolio. When economic factors cause changes in the balance sheet or when the Company reassesses its interest rate risk, liquidity or capital position, strategic changes may be made in both the securities held to maturity and securities available for sale portfolios based on opportunities to enhance the ongoing total return of the balance sheet.

Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by money market assets and debt securities with maturity dates of one year or less, which totaled $92,645,000 at year-end 1998. The market value of money market assets, which includes Federal funds sold and money market mutual funds, amounted to $35,124,000 at the end of 1998. Debt securities consist primarily of U.S. Treasury notes and bonds, obligations of U.S. Government agencies, and obligations of states and political subdivisions. All securities held by the Company are readily marketable. As of December 31, 1998, debt securities scheduled to mature within one year based upon estimated cash flows, amounted to $57,521,000 and represented 10.0% of the total debt securities portfolio. Approximately 22.6% of the entire debt portfolio is scheduled to mature within five years, based upon estimated cash flows. There was no security issue held which represented more than 10% of the Company's stockholders' equity. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

On the liability side, the primary source of funds available to meet liquidity needs is the Company's core deposit base, which generally excludes wholesale certificates of deposit over $100,000. Core deposits amounted to $997,438,000 at December 31, 1998 and represented 72.4% of earning assets. Short-term borrowings, consisting primarily of Federal funds purchased, securities sold under agreements to repurchase and FHLB advances, and wholesale certificates of deposit over $100,000 are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Short-term borrowings and wholesale certificates of deposit amounted to $203,912,000 at December 31, 1998.

As mentioned earlier, the Bank is a member of the FHLB system, which provides the Company with an additional source of liquidity by offering financing alternatives. At year-end 1998, the Company had a $50,000,000 advance line with the FHLB, of which $13,000,000 was available.



YEAR 2000 ISSUE

The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past, many computer programs allocated only two digits to a year, (i.e., 1998 was represented as 98). Given this programming, the year 2000 could be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment that utilizes processors or computer microchips.

Management has formed a Year 2000 Committee with members from all significant areas of the Company, which has conducted a complete review of its operations to identify systems, computer hardware, software applications, vendors and customers that could be affected by the Year 2000 issue. The committee has developed an implementation plan (the "Plan") to rectify any issues related to processing of transactions in the Year 2000 and beyond. Progress versus the Plan is subject to periodic examination by the Office of the Comptroller of the Currency ("OCC") regulators. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: awareness, assessment, renovation, validation and implementation. These phases are designed to enable the Company to identify risks, develop an action plan, and perform adequate testing and complete certification that all systems will be Year 2000 ready. Execution of the Plan is currently on target.

As of December 31, 1998, the Company is in the validation and implementation phases. This effort includes hardware and software upgrades and systems replacements, as necessary. The primary operating software systems for the Company are obtained from and maintained by multiple external providers. The Company maintains ongoing contact with these vendors who have provided written assurances that where necessary, their software has been remediated and is now Year 2000 compliant. As part of the validation phase, the Company is working to test these systems for Year 2000 compliance.

The Company is also in the process of obtaining certifications of Year 2000 compliance from all other vendors, while also defining contingencies for these vendors. In the event the Company is unable to obtain such certifications, the Company will either obtain Year 2000 compliant software, hardware and support services, or utilize the respective contingency, as appropriate. Each of the vendors, whose products or services are believed by management to be material to the Company, has either provided written assurance that it is Year 2000 compliant or has provided written assurance that it expects to be Year 2000 compliant prior to the Year 2000. The Company believes that the risk associated with the possibility of a processing failure being experienced by any of these vendors is minimal. This assessment is based on a number of factors. Extensive documentation has been provided throughout the progress of each vendor's Year 2000 project. Each vendor asserts that it completed its remediation efforts prior to December 31, 1998. Each vendor asserts that it completed its internal testing as of December 31, 1998, and the Company has been involved in extensive user testing of each of these applications.

In addition, the Company is in the process of contacting all non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding the Year 2000 state of readiness. The renovation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The validation phase is targeted for completion by June 30, 1999*. The implementation phase's purpose is to certify that systems are compliant on a going-forward basis. This phase is targeted for completion by June 30, 1999*.

The Company is also working with its significant borrowers and depositors to ensure they are taking appropriate steps to become Year 2000 compliant. The Company has received information from 100% of significant borrowers and 89% of significant depositors on the status of their Year 2000 readiness. There have been no downgrades of risk ratings in the loan portfolio. Early in 1997, the Loan Division of UNB commenced an initiative to familiarize the Bank's borrowing customer base with the Year 2000 issue. The original action was to discuss the issue with our borrowers and to identify where they were in relationship to Year 2000 remediation. The next step was to include a synopsis of each borrower's status in their Credit Assessment. An unsatisfactory response would then affect overall risk rating assessment of the credit.

The Company, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities (e.g., vendors) do not appropriately address their own compliance issues. If during the validation phase an external provider's software is determined to have potential problems which it is not able to resolve in time, the Company would likely experience significant processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. In addition, if any of the Bank's borrowers' experiences significant problems due to Year 2000 issues, the credit risk inherent in loans to such borrowers would increase.

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs, such as testing, software purchases and marketing, are not anticipated to be material to the Company in any one year*. In total the Company estimates that its costs for compliance will amount to approximately $750,000 over the two-year period from 1998-1999, of which approximately $500,000 has been incurred to date. The Company expects to fund these costs out of normal operating cash. While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*

The Company has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date, then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company also has a comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company's remediation contingency plan and business resumption plan will be reviewed and updated as needed throughout 1999. The Company is in the process of preparing a contingency plan for all other hardware, software and vendors which is targeted for completion by June 30, 1999.*





Item 8 - Financial Statements and Supplementary Data

(a)     Combined Consolidated (Including Raritan)
        United's 1998 Annual Report, Financial Review section, contains on pages 12 through 35 information required by Item 8 and that information is incorporated herein by reference.

(b)     Consolidated (United Only)
        United's 1998 Annual Report, Financial Review section, contains on pages 37 through 58 information required by Item 8 and that information is incorporated herein by reference. The following table sets forth certain unaudited quarterly financial data for the periods presented:

(In Thousands,                          First       Second     Third     Fourth
Except Per Share Data)                 Quarter      Quarter   Quarter    Quarter
--------------------------------------------------------------------------------
1998
Interest Income                         $25,480     $25,429    $25,947   $25,750
Interest Expense                         11,023      11,150     11,816    11,553
--------------------------------------------------------------------------------
Net Interest Income                      14,457      14,279     14,131    14,197
Provision for Possible Loan Losses        1,023         773        373       975
Non-Interest Income, excluding
   Securities Transactions                4,906       4,851      4,739     4,435
Net Gains from
   Securities Transactions                  161         223        620     2,846
Non-Interest Expense                     13,212      12,880     15,322    13,141
Provision for Income Taxes                1,462       1,643      1,234     2,207
--------------------------------------------------------------------------------
Net Income                               $3,827      $4,057     $2,561    $5,155
================================================================================
Net Income Per Share - Basic*            $ 0.35      $ 0.37     $ 0.23    $ 0.46
================================================================================
Net Income Per Share - Diluted *         $ 0.34      $ 0.36     $ 0.23    $ 0.46
================================================================================

1997
Interest Income                         $21,372     $22,464    $24,590   $25,342
Interest Expense                          8,196       8,904     10,507    11,333
--------------------------------------------------------------------------------
Net Interest Income                      13,176      13,560     14,083    14,009
Provision for Possible Loan Losses          948         948        948       988
Non-Interest Income, excluding
   Securities Transactions                4,381       4,270      4,542     4,917
Net Gains from
   Securities Transactions                  156         180        494       990
Non-Interest Expense                     13,093      12,282     12,051    12,125
Provisions for Income Taxes               1,157       1,516      2,046     2,117
--------------------------------------------------------------------------------
Net Income                               $2,515      $3,264     $4,074    $4,686
================================================================================
Net Income Per Share - Basic*            $ 0.23      $ 0.29     $ 0.37    $ 0.42
================================================================================
Net Income Per Share - Diluted *         $ 0.23      $ 0.29     $ 0.36    $ 0.42
================================================================================
*Amounts have been adjusted for the 10% stock dividend paid in 1998.





Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III

Item 10 - Directors and Executive Officers of the Registrant

United's Proxy Statement for its 1999 Meeting contains, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

Item 11 - Executive Compensation

United's Proxy Statement for its 1999 Meeting contains, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

United's Proxy Statement for its 1999 Annual Meeting contains, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

United's Proxy Statement for its 1999 Annual Meeting contains, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.



PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The  consolidated   financial   statements  and  report  of  independent  public
accountants listed below of United National Bancorp, included in United's 1998 Annual Report, are incorporated herein by reference.

                                                         Financial Review Page *

     Independent Auditors' Report - Combined Consolidated
            (Including Raritan)                                      59

     Independent Auditors' Report - Consolidated
            (United Only)                                            36

     Combined Consolidated (Including Raritan):
     Combined Consolidated Balance Sheets at December
            31, 1998 and 1997                                        13
     Combined Consolidated Statements of Income for the
            Three Years Ended December 31,1998                       14
     Combined Consolidated Statements of Changes in
            Stockholders' Equity for the Three
            Years Ended December 31, 1998                            15
     Combined Consolidated Statements of Cash Flows
            for the Three Years Ended
            December 31, 1998                                        16
     Notes to Combined Consolidated Financial Statements             17-35
     Combined Consolidated Unaudited Quarterly Financial Data        11

     Consolidated (United Only):
     Consolidated Balance Sheets at December
            31, 1998 and 1997                                        37
     Consolidated Statements of Income for the
            Three Years Ended December 31,1998                       38
     Consolidated Statements of Changes in
            Stockholders' Equity for the Three
            Years Ended December 31, 1998                            39
     Consolidated Statements of Cash Flows
            for the Three Years Ended
            December 31, 1998                                        40
     Notes to Consolidated Financial Statements                      41-58

     *Refers to respective page numbers of United National Bancorp 1998 Annual Report to Shareholders, Financial Review section, included as
     Exhibit 13. Such pages are incorporated herein by reference.

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted as the required information, if applicable, is presented in the above financial statements or notes thereto.




(a)(3) Other Exhibits

        List of Exhibits

        (2)  (a)      Agreement  and Plan of Merger  dated June 25, 1998 by
                      and  between  United  National  Bancorp  and State Bank of
                      South Orange  (incorporated  by reference to the Company's
                      Report on Form 8-K filed with the  Securities and Exchange
                      Commission on July 1, 1998 (Exhibit 99(b))).
             (b)      Amended and  Restated  Agreement  and Plan of Merger dated
                      September 22, 1998 by and between United National Bancorp,
                      United  National  Bank,  Raritan  Bancorp Inc. and Raritan
                      Savings Bank  (incorporated  by reference to the Company's
                      Report on Form 8-K filed with the  Securities and Exchange
                      Commission on September 23, 1998 (Exhibit 99(a))).

        (3)  (a)      Certificate   of   Incorporation   of  the   Company
                      (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995 filed with the Securities and Exchange Commission on March 29,
                      1996 (Exhibit 3(a))).
             (b)      By-laws of the Company  (incorporated  by reference to the
                      Company's  Annual  Report on Form 10-K for the Year  Ended
                      December 31, 1994 filed with the  Securities  and Exchange
                      Commission on March 30, 1995 (Exhibit 3(b))).

       (10)  Material Contracts

             (a) Change of Control Agreements for eight executive officers effective July 1, 1998 (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 1998 (Exhibits 10(a) through 10(h))).
             (b) Stock Purchase and Stockholder Agreement dated as of October 24, 1995 among HUB Financial Services, Inc., HUBCO, Inc., Hudson United Bank, United National Bancorp and United National Bank (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (c) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between United National Bank and HUB Financial Services, Inc. (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (d) Data Processing Service and Clearing Agency Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc. (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (e) Administrative Services Agreement dated November 2, 1995 between Hudson United Bank and HUB Financial Services, Inc. (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
             (f) Executive Supplemental Retirement Income Agreement and Conditions, Assumptions, and Schedule of Contributions and Phantom Contributions for six Executive Officers (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(f))).

             (g) Executive Death Benefit Master Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(g))).
             (h) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(h))).
             (i) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(i))).

             (j) Directors Deferred Compensation Plan for United National Bancorp (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(j))).
             (k) Directors Deferred Compensation Plan for United National Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(k))).

       (13) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended December 31, 1998 are incorporated by reference into this Annual Report on Form 10-K.

       (21) List of Subsidiaries


       (23)            Consents of Independent Public Accountants
             (a)       Combined Consolidated (Including Raritan)
             (b)       Consolidated (United Only)

       (27)            Financial Data Schedule
             (a)       Combined Consolidated (Including Raritan)
             (b)       Consolidated (United Only)

(b)     Reports on Form 8-K
        A Form 8-K was filed on October 1, 1998. Under Item 5, the completion of the acquisition of State Bank of South Orange by United National Bancorp was reported. United's press release dated September 30, 1998 and the Agreement and Plan of Merger dated as of June 25, 1998 among United National Bancorp, United National Bank, and State Bank of South Orange were included as exhibits.

        A Form 8-K was filed on November 18, 1998. Under Item 5, the combined financial results for United and its subsidiaries, including State Bank of South Orange, for the month ended October 31, 1998 were reported in order to terminate the prohibition on sales or transfers by affiliates.






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED NATIONAL BANCORP

                                            By: /s/ Thomas C. Gregor
                                                --------------------
                                                   Thomas C. Gregor
                                                 Chairman of the Board,
                                           President and Chief Executive Officer
Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                       Date

 /s/ Thomas C. Gregor              Chairman of the               March 31, 1999
----------------------             Board, President
   Thomas C. Gregor                and Director

 /s/ Donald W. Malwitz             V.P. & Treasurer              March 31, 1999
----------------------
   Donald W. Malwitz

 /s/ Ralph L. Straw, Jr            V.P., General Counsel         March 31, 1999
------------------------           and Secretary
   Ralph L. Straw, Jr.

 /s/ George W. Blank               Director                      March 31, 1999
---------------------
   George W. Blank

/s/ Donald A. Buckley              Director                      March 31, 1999
----------------------
   Donald A. Buckley

 /s/ C. Douglas Cherry             Director                      March 31, 1999
-----------------------
   C. Douglas Cherry

 /s/ Charles E. Hance              Director                      March 31, 1999
----------------------
   Charles E. Hance

 /s/ John R. Kopicki               Director                      March 31, 1999
------------------------
   John R. Kopicki

/s/ Antonia S. Marotta             Director                      March 31, 1999
-----------------------
   Antonia S. Marotta

 /s/ John W. McGowan III           Director                      March 31, 1999
-----------------------
   John W. McGowan III

  /s/ Patricia A. McKiernan        Director                      March 31, 1999
----------------------------
   Patricia A. McKiernan

 /s/ Charles N. Pond, Jr.          Director                      March 31, 1999
----------------------------
   Charles N. Pond, Jr.

 /s/ Paul K. Ross                  Director                      March 31, 1999
----------------------------
   Paul K. Ross

/s/ David R. Walker                Director                      March 31, 1999
--------------------------
   David R. Walker

 /s/ Ronald E. West                Director                      March 31, 1999
--------------------------
   Ronald E. West

 /s/ George J. Wickard             Director                      March 31, 1999
------------------------
   George J. Wickard