Form 10-Q
period 1999-03-31
UNITED NATIONAL BANCORP
filed 1999-05-17
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-Q


(Mark  One)  [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission File Number:   000-16931

                          United National  Bancorp
             (Exact name of registrant as specified in its charter)

    New Jersey                                          22-2894827
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

1130 Route 22 East, Bridgewater, New Jersey             08807-0010
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

                                   [X] Yes [ ] No

As of April 30, 1999, there were 15,116,290 shares of common stock, $1.25 par value, outstanding.





                                      UNITED NATIONAL BANCORP


                                             FORM 10-Q

                                               INDEX




PART I -  FINANCIAL INFORMATION                                        PAGE(S)


ITEM 1   Consolidated Financial Statements and Notes to
         Consolidated Financial Statements                              1-9


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10-19

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk       20


PART II - OTHER INFORMATION


ITEM 4 Submission of Matters to a Vote of Security Holders              21

ITEM 6   Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                              22









Part I - Financial Information
Item 1 - Financial Statements
                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                 March 31,                  December 31,
                                                                    1999                        1998
                                                              -----------------            ----------------
ASSETS
Cash and Due from Banks                                             $   54,843                  $   52,867
Federal Funds Sold                                                      22,000                      50,100
Securities Available for Sale, at Market Value                         664,607                     609,262
Securities Held to Maturity                                             54,162                      63,374
Trading Account Securities, at Market Value                              1,195                       1,239
Loans, Net of Unearned Income                                        1,077,710                   1,056,953
  Less: Allowance for Possible Loan Losses                              10,820                      11,174
                                                              -----------------            ----------------
  Loans, Net                                                         1,066,890                   1,045,779
Mortgage Loans Held for Sale                                                 -                         128
Premises and Equipment, Net                                             29,038                      29,248
Investment in Joint Venture                                              2,704                       2,931
Other Real Estate, Net                                                     150                         507
Intangible Assets, Primarily Core Deposit Premiums                       8,686                       9,288
Other Assets                                                            56,544                      52,471
                                                              -----------------            ----------------

     Total Assets                                                   $1,960,819                  $1,917,194
                                                              =================            ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                            $  242,668                  $  263,700
  Savings                                                              570,935                     549,095
  Time                                                                 603,900                     590,618
                                                              -----------------            ----------------
     Total Deposits                                                  1,417,503                   1,403,413

Short-Term Borrowings                                                  161,323                     154,635
Other Borrowings                                                       188,237                     154,942
Other Liabilities                                                       24,634                      25,962
                                                              -----------------            ----------------
   Total Liabilities                                                 1,791,697                   1,738,952

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                                20,000                      20,000
                                                              -----------------            ----------------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                                                -                           -
Common Stock, $1.25 Par Value, Authorized
  Shares 16,000,000, Issued Shares 15,219,201  in
  1999 and 15,318,038 in 1998, Outstanding
  Shares 15,115,467 in 1999 and 15,021,180 in 1998                      19,024                      19,148
Additional Paid-in Capital                                             110,961                     112,015
Retained Earnings                                                       19,552                      25,921
Treasury Stock, at Cost - 103,734  shares in 1999 and
  296,858 shares in 1998                                                (1,352)                     (4,660)
Restricted Stock                                                           (97)                       (248)
Accumulated Other Comprehensive Income                                   1,034                       6,066
                                                              -----------------            ----------------
                                                              -----------------            ----------------
Total Stockholders' Equity                                             149,122                     158,242
                                                              -----------------            ----------------

     Total Liabilities and Stockholders' Equity                     $1,960,819                  $1,917,194
                                                              =================            ================

See Accompanying Notes to Consolidated Financial Statements.





                                     United National Bancorp
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands, Except Share Data)
                                           (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                  ----------------     ----------------
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
INTEREST INCOME
Interest and Fees on Loans                                                               $ 21,712              $21,129
Interest and Dividends on Securities Available for Sale:
    Taxable                                                                                 8,565                8,932
    Tax-Exempt                                                                              1,105                  708
Interest  and Dividends on Securities Held to Maturity:
    Taxable                                                                                   498                1,023
    Tax-Exempt                                                                                255                  193
Dividends on Trading Accounts Securities                                                        8                    6
Interest on Federal Funds Sold and
  Deposits with Federal Home Loan Bank                                                        397                  740
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
        TOTAL INTEREST INCOME                                                              32,540               32,731
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

INTEREST EXPENSE
Interest on Savings Deposits                                                                2,789                3,012
Interest on Time Deposits                                                                   7,656                8,878
Interest on Short-Term Borrowings                                                           1,719                  933
Interest on Other Borrowings                                                                2,557                2,148
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
    Total Interest Expense                                                                 14,721               14,971
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

Net Interest Income                                                                        17,819               17,760
Provision for Possible Loan Losses                                                            975                1,098
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
Net Interest Income After
     Provision for Possible Loan Losses                                                    16,844               16,662
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

NON-INTEREST INCOME
Trust Income                                                                                1,566                1,437
Service Charges on Deposit Accounts                                                         1,151                1,320
Other Service Charges, Commissions and Fees                                                 1,475                1,613
Net Gains from Securities Transactions                                                        675                  156
Other Income                                                                                  789                  831
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
       TOTAL NON-INTEREST INCOME                                                            5,656                5,357
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                                                       6,544                6,508
Occupancy Expense, Net                                                                      1,283                1,215
Furniture and Equipment Expense                                                             1,078                1,028
Data Processing Expense                                                                     1,502                1,915
Distributions of Series B Capital Securities                                                  501                  501
Amortization of Intangible Assets                                                             603                  430
Merger Related Charge & Loss on Sale of Assets                                             11,073                    -
Other Expenses                                                                              3,476                3,705
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
        TOTAL NON-INTEREST EXPENSE                                                         26,060               15,302
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

(Loss) Income Before Provision for Income Taxes                                            (3,560)               6,717
(Benefit) Provision for Income Taxes                                                         (986)               1,887
                                                                                  ----------------     ----------------
NET (LOSS) INCOME                                                                        $( 2,574)             $ 4,830
                                                                                  ================     ================

NET (LOSS) INCOME PER COMMON SHARE:
       Basic                                                                             $  (0.17)             $  0.33
                                                                                  ================     ================
       Diluted                                                                           $  (0.17)             $  0.32
                                                                                  ================     ================
Weighted Average Shares Outstanding:
       Basic                                                                               14,891               14,719
       Diluted                                                                             14,891               15,155

See Accompanying Notes to Consolidated Financial Statements.







                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

CAPTION>

                                                                                                           Accumulated
                                                 Additional                                                   Other        Total
                                      Common       Paid-In      Retained       Treasury     Restricted   Comprehensive Stockholders'
                                      Stock       Capital       Earnings        Stock          Stock         Income         Equity
                                    ----------  ------------  ------------  -------------  ------------  --------------  ----------

Balance December 31, 1998             $19,148      $112,015       $25,921       $(4,660)        $(248)        $ 6,066      $158,242

Net Loss                                    -             -        (2,574)            -             -               -        (2,574)

Cash Dividends Declared
   $0.20 Per Share                          -             -        (3,311)            -             -               -        (3,311)

Exercise of Stock Options
   (226,711 Shares)                        41           431          (484)        1,610             -               -         1,598

Change in Unrealized Gain on
  Securities Available for Sale,
  Net of Tax                                -             -             -             -             -          (5,032)       (5,032)

Retirement of Treasury Stock             (168)       (1,530)            -         1,698             -               -             -

Restricted Stock Activity, Net              3            45             -             -           151               -           199
                                    ----------  ------------  ------------  -----------  ------------  --------------  ------------


Balance March 31, 1999                $19,024      $110,961       $19,552       $(1,352)        $ (97)        $ 1,034      $149,122
                                    ==========  ============  ============  ===========  ============  ==============  ============


See Accompanying Notes to Consolidated Financial Statements.









                                     United National Bancorp
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------     ----------------
OPERATING ACTIVITIES
Net (Loss) Income                                                        $  (2,574)           $   4,830
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                              1,325                1,143
  Amortization of Securities, Net                                              230                  284
  Provision for Possible Loan Losses                                           975                1,098
  Provision for Deferred Income Taxes                                           45                   51
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                                                   (6)                  22
  Net Gains from  Securities Transactions                                     (675)                (156)
  Trading Account Securities Activity, Net                                      56                 (110)
  Increase in Other Assets                                                  (5,834)              (4,681)
  Decrease in Other Liabilities                                             (1,328)              (2,151)
  Restricted Stock Activity                                                    199                   74
                                                                    -----------------    -----------------
   Net Cash (Used in) Provided by Operating Activities                      (7,587)                 404
                                                                    -----------------    -----------------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                                        104,326              105,655
  Proceeds from Maturities of Securities                                    34,641               18,011
  Purchases of Securities                                                 (194,229)            (143,141)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                                    12,005               19,412
  Purchases of Securities                                                   (5,533)             (21,847)
Net Increase in Loans                                                      (21,958)             (11,337)
Expenditures for Premises and Equipment                                       (544)                (946)
Proceeds from Disposal of Premises and Equipment                                38                  349
(Increase) Decrease in Other Real Estate                                       357                  (75)
                                                                    -----------------    -----------------
  Net Cash Used in Investing Activities                                    (70,897)             (33,919)
                                                                    -----------------    -----------------

FINANCING ACTIVITIES
Net Increase in Demand and Savings Deposits                                    808               19,531
Net  Increase (Decrease) in Certificates of Deposit                         13,282               (6,075)
Net Increase (Decrease) in Short-Term Borrowings                             6,688              (14,612)
Net Increase in Other Borrowed Funds                                        33,295               46,953
Cash Dividends on Common Stock                                              (3,311)              (1,821)
Proceeds from Exercise of Stock Options                                      1,598                  190
Purchase of Treasury Stock                                                       -                  (23)
                                                                    -----------------    -----------------
  Net Cash Provided by Financing Activities                                 52,360               44,143
                                                                    -----------------    -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (26,124)              10,628
Cash and Cash Equivalents at Beginning of Period                           102,967               85,148
                                                                    =================    =================
Cash and Cash Equivalents at End of Period                               $  76,843            $  95,776
                                                                    =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:
 Interest                                                                $  14,359            $  15,486
 Income Taxes                                                                4,200                3,411

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

Effective March 31, 1999, the Company acquired Raritan Bancorp Inc. ("Raritan"). The acquisition has been accounted for as a pooling-of-interests and, accordingly, the financial statements include the accounts and activities of Raritan for all periods presented. The transaction resulted in the issuance of 4,023,624 shares of the Company's common stock.

In connection with the Raritan acquisition, on March 31, 1999 the Company recorded a pre-tax merger charge of $9,940,000 which primarily consists of estimated severance and outplacement costs of $6,705,000, investment banker and other professional fees of $2,270,000, expenses related to facilities closures and fixed asset disposals of $670,000 and consolidation costs directly attributable to the merger of $295,000. At March 31, 1999, $8,136,000 of the total merger charge was realized.

Separate results of the combined entities for the three months ended March 31, are as follows:


Net Interest Income After Provision for
  Possible Loan Losses                            1999                1998
                                            ------------        ------------
     The Company                          $      13,346          $   13,437
     Raritan                                      3,498               3,225
                                            ------------        ------------
Total                                            16,844              16,662
                                            ============        ============
Net (Loss) Income
     The Company                                 (3,747)              3,827
     Raritan                                      1,173               1,003
                                            ------------        ------------
Total                                      $     (2,574)         $    4,830
                                           ============        ============


In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Company adopted SFAS No. 134 effective January 1, 1999. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.


(2)      Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the three month periods ended March 31:

                                                 1999                   1998
                                       --------------------    -----------------

Net (Loss) Income                            $(2,574,000)           $4,830,000
Change in Unrealized Gain
on Securities Available for Sale              (5,032,000)              447,000
                                       --------------------    -----------------

Comprehensive (Loss) Income                  $(7,606,000)           $5,277,000
                                       ====================    =================



(3)      Net (Loss) Income Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period.


Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled zero and 436,000 for the quarter ended March 31, 1999 and 1998, respectively. Options to purchase 541,633 shares of common stock were excluded from the calculation of net loss per common share in 1999 as they were anti-dilutive.


(4)      Pending Dissolution of Joint Venture

In the latter part of 1998, the Company decided to terminate its interest in United Financial Services, Inc. ("UFS"), its joint venture data service provider. At that time, the Company anticipated that its joint venture partner would continue to operate UFS. In connection with its decision to exit the joint venture, the Company evaluated the estimated lives and salvage values of equipment, software and leases held by UFS, as well as related goodwill. Based upon this evaluation, the Company accelerated depreciation and amortization charges totaling approximately $1,200,000 in the fourth quarter of 1998 and the first quarter of 1999, and the Company anticipated taking additional accelerated charges of approximately $600,000 in the second quarter of 1999. In April 1999, the Company completed the conversion of its own data processing operations to an independent third-party provider.

In April 1999, the Company was advised that its joint venture partner intended to take its data processing operations out of UFS as well. In light of that development, the Company expects that UFS will cease operations, that the value of the Company's interest in UFS (carried on the Company's balance sheet at $2,704,000 at March 31, 1999) may be substantially less than it would have been had UFS continued in operation, and that the Company may incur substantial liabilities in connection with the obligations of UFS under operating leases which remain in effect.

At March 31, 1999, UFS was the lessee under certain leases which had aggregate current remaining lease payment obligations of just under $8,000,000. Of these obligations, for which the Company may have liability for up to 50% of the total, approximately $7,400,000 was for equipment leased from third-party vendors and approximately $600,000 was for facilities leased from the Company's joint venture partner. Aggregate monthly payment obligations under the equipment leases are approximately $290,000 and under the facility leases are approximately $25,000. Thus, the Company's exposure on these leases decreases as monthly lease payments are made by UFS.

Ultimately, the Company's potential loss on investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the amount of time the Company's joint venture partner continues to run the operations of UFS during the dissolution process, the ability (if any) of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The Company's joint venture partner has informed the Company that it anticipates operating UFS through October 1999, and that the third-party that will undertake its data processing functions thereafter will require use of some of the equipment and facilities through April 2000.

Management is in the process of evaluating the impact of the dissolution of UFS on the Company in light of these developments. Management anticipates that this evaluation will be completed and an estimated loss will be recognized during the second quarter of 1999.



(5)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.

Results of Operations for
The Three Months Ended March 31, 1999             Retail     Commercial   Investments     Trust     Corporate  Raritan  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                                $    8,303     $   7,722    $  10,100    $    -     $      -    $  7,128  $   33,253
Interest Expense                                    7,540           268        3,358         -            -       3,555      14,721
Funds Transfer Pricing Allocation                   8,319        (4,633)      (5,847)       (3)       2,164           -           -
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                              9,082         2,821          895        (3)       2,164       3,573      18,532
Provision for Loan Losses                             518           382            -         -            -          75         975
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                                 8,564         2,439          895        (3)       2,164       3,498      17,557
Non-Interest Income                                 2,379           235          793     1,568          389         292       5,656
Non-Interest Expense                               10,391         1,526           54     1,275           54       1,995      15,295
Merger & Other Unallocated Expenses                     -             -            -         -       10,765           -      10,765
------------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                     $      552     $   1,148    $   1,634    $  290     $ (8,266)   $  1,795  $   (2,847)
------------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                           $1,102,045     $  13,937    $ 243,379    $  271)    $159,373    $422,223  $1,940,686
Funds Used:  Interest-Earning Assets              418,818       365,393      611,837        -             -     399,173   1,795,221
Non-Interest-Earning  Assets                        7,094             -            -        -       115,321      23,050     145,465
------------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                      $  676,133     $(351,456)   $(368,458)   $ (271)    $ 44,052    $      -  $        -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------






Results of Operations for
The Three Months  Ended March 31, 1998            Retail     Commercial     Investments    Trust   Corporate   Raritan  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income                                $    9,815     $   6,074    $  10,071    $    -     $      -    $  7,248  $   33,208
Interest Expense                                    8,469            49        2,505         -            -       3,948      14,971
Funds Transfer Pricing Allocation                   8,881        (3,504)      (6,512)       (1)       1,136           -           -
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                             10,227         2,521        1,054        (1)       1,136       3,300      18,237
Provision for Loan Losses                             674           349            -         -            -          75       1,098
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                                 9,553         2,172        1,054        (1)       1,136       3,225      17,139
Non-Interest Income                                 2,839           282          136     1,439          366         295       5,357
Non-Interest Expense                               10,698           917           50       907            -       2,101      14,673
Unallocated Expenses                                    -             -            -         -          629           -         629
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                     $    1,694     $   1,537    $   1,140    $  531     $    873    $  1,419  $    7,194
-----------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                           $1,079,027     $   2,219    $ 192,074    $  (81)    $116,604    $407,409  $1,797,252
Funds Used:  Interest-Earning Assets              441,059       242,090      592,388         -           50     387,605   1,663,192
Non-Interest-Earning  Assets                       16,100             -            -         -       98,156      19,804     134,060
-----------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                      $  621,868     $(239,871)   $(400,314)   $  (81)    $ 18,398    $      -  $        -
-----------------------------------------------------------------------------------------------------------------------------------




Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at March 31, 1999 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be attained for any other period.

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


                                      RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and March 31, 1998:

OVERVIEW

The Company realized a net loss of $2,574,000 for the first quarter of 1999, as compared to net income of $4,830,000 reported for the same period in 1998. The first quarter of 1999 included one-time charges, net of taxes, totaling $7,992,000 or $0.53 per diluted share. One-time charges consisted of $7,256,000 related to the acquisition of Raritan and $736,000 pertaining to the sale of $4,465,000 of non-performing assets. (Loss) earnings per diluted share were $(0.17) for the first quarter of 1999 as compared to $0.32 for the prior year.

First quarter 1999 operating earnings, net of taxes, totaled $5,418,000 or $0.36 per diluted share before one-time charges. This represents an increase of $588,000 or 12.2% from operating earnings of $4,830,000 for the three months ended March 31, 1998.

The increase in earnings before one-time charges for the three months ended March 31, 1999 compared to 1998 was primarily the result of an increase in non-interest income combined with a reduction in non-interest expense.





EARNINGS ANALYSIS


Interest Income

Interest income for the quarter ended March 31, 1999 was $32,540,000, a decrease of $191,000 or 0.6% from the $32,731,000 reported for the same period in 1998. The yield on average interest earning assets on a fully taxable equivalent basis decreased 58 basis points to 7.44% for the first quarter of 1999 from 8.02% for the first quarter of 1998. Average interest earning assets were up $128,000,000 or 7.7%, with most of the growth experienced in the real estate and commercial loan categories.


Interest Expense

The Company's interest expense for the first quarter of 1999 decreased $250,000, or 1.7%, to $14,721,000 from $14,971,000 for the same period last year. Specifically, interest on savings and time deposits fell $1,445,000 as average rates decreased 47 basis points, while interest on short-term and other borrowings increased $1,195,000 despite declining interest rates as a result of an increase in borrowings in order to fund loan and investment growth. The Company's average cost of interest bearing liabilities decreased to 4.01% for the first quarter of 1999 from 4.35% for the first quarter of 1998. Average interest bearing liabilities increased by $94,156,000 for the first quarter of 1999 compared to the same period in 1998, while non-interest bearing deposits increased by $29,108,000.


Net Interest Income

The net effect of the changes in interest income and interest expense for the first quarter of 1999 was an increase of $59,000 or 0.3% in net interest income as compared to the first quarter of 1998. The net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 26 basis points and 24 basis points, respectively, from the same period last year.


Provision for Possible Loan Losses

For the three months  ended March 31,  1999,  the  provision  for possible  loan losses was $975,000, compared to $1,098,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.


Non-Interest Income

For the first quarter of 1999, compared to the first quarter of 1998, total non-interest income increased $299,000 or 5.6%, due primarily to increases of $129,000 in trust income and $519,000 in net securities gains, partially offset by reductions in service charges and fees and other income.



Non-Interest Expense

For the quarter ended March 31, 1999, non-interest expense increased $10,758,000 from the same period last year. Included in the first quarter of 1999 were one-time charges related to the Raritan acquisition and the sale non-performing assets totaling $11,073,000, pre-tax. Excluding these charges, non-interest expense decreased by $315,000 or 2.1% from 1998. Data processing expense declined by $413,000, or 21.6% due to reductions in fees charged by UFS. UFS, a data processing joint venture, is 50% owned by the Company. As described in Note 4, the Company has decided to terminate its joint venture in UFS. See note 4 for a discussion of the potential impact on future results of operations. Amortization of intangible assets increased by $173,000 or 40.2% during the first quarter 1999 compared with 1998 as a result of accelerated amortization charges related to the pending termination of the Company's joint venture in UFS.


Income Taxes

Income tax benefit of $986,000 was recognized for the first quarter of 1999 as compared to expense of $1,887,000 for the same period in 1998. The effective tax rate for the quarters ended March 31, 1999 and 1998 was 28%.


Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented in Note 5.

The Corporate segment accounted for $8,266,000 of the pre-tax loss for the quarter ended March 31, 1999, down from pre-tax income of $873,000 for the same period a year ago. The decrease in net income before taxes is primarily attributable to merger related charges totaling $9,940,000 in 1999 and an increase in amortization of intangibles related to the pending termination of the Company's joint venture in UFS.

The Retail segment's contribution to net income before taxes declined to $552,000 for the three months ended March 31, 1999, down from $1,694,000 for the first quarter 1998. This decrease was due to a reduction in net interest income resulting from a decline in average earning assets coupled with a decrease in earning asset yields.

The Commercial segment produced net income before taxes of $1,148,000 in the first quarter of 1999, down from $1,537,000 for the same period in 1998. This decline is attributable to lower earning asset yields and losses incurred on the sale of non-performing assets in 1999.

Investment segment net income before taxes totaled $1,634,000 for the first three months of 1999, up from $1,140,000 in 1998 as a result of an increase in net securities gains.

The Raritan segment's contribution to net income before taxes grew by $376,000 as a result of an increase in earning asset volume and a lower cost of funds, while pre-tax net income from the Trust division fell $241,000 due to an increase in non-interest expense.






FINANCIAL CONDITION

March 31, 1999 as compared to December 31, 1998:

Total assets increased $43,625,000 or 2.3% from December 31, 1998. Securities increased by $46,089,000, loans increased by $20,983,000, net of allowance, other assets increased by $4,073,000, and cash and due from banks increased by $1,976,000. Conversely, there were decreases of $28,100,000 in Federal funds sold, $602,000 in intangible assets, $357,000 in other real estate owned, $227,000 in investment in joint venture and $210,000 in premises and equipment.

Total loans at March 31, 1999 increased $20,629,000 to $1,077,710,000 from year-end 1998. Loan growth was exhibited in the real estate portfolio which grew by $24,014,000 or 3.7% from December 31, 1998 to $676,253,000 at March 31, 1999.
Commercial loans contributed $2,448,000 to the first quarter loan growth, an increase of 1.1% over December 31, 1998. Offsetting these increases, installment loans decreased $7,100,000 or 3.9% from December 31, 1998 to $174,422,000 at
March 31, 1999, as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth.

The following schedule presents the components of gross loans, by type, for each period presented.

                                              March 31,            December 31,
(In Thousands)                                  1999                    1998
                                        -----------------        ---------------
Commercial                                      $221,377                $218,929
Real Estate                                      676,253                 652,239
Lease Financing                                   11,448                  11,022
Installment                                      174,422                 181,522
                                        -----------------        ---------------
                                        -----------------        ---------------
Total Loans Outstanding                        1,083,500               1,063,712
Less: Unearned Income                              5,790                   6,631
                                        -----------------        ---------------

Loans, Net of Unearned Income                 $1,077,710              $1,057,081
                                        =================        ===============


Within the securities portfolio, the majority of the increase was due to purchases of tax exempt municipal securities and U.S. Government Agency issues, partially offset by paydowns on mortgage-backed securities.




The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                         March 31, 1999                     December 31, 1998
                                                  ------------------------------       -----------------------------
                                                   Amortized          Market            Amortized         Market
Securities Available for Sale                        Cost             Value               Cost             Value
----------------------------------------------    ------------     -------------       ------------     ------------

U.S. Treasury Securities                             $  1,000          $  1,007           $  2,502         $  2,514

Obligations of U.S. Government
   Agencies and Corporations                           98,557            96,503             66,872           66,933

Obligations of States and
   Political Subdivisions                             107,201           109,358             76,930           79,484

Mortgage-Backed Securities                            379,294           377,745            388,564          391,123

Corporate Debt Securities                              26,942            26,336             23,343           24,000

Other Securities                                       50,425            53,658             41,830           45,208
                                                  ------------     -------------       ------------     ------------

Total Securities Available For Sale                   663,419           664,607            600,041          609,262
                                                  ------------     -------------       ------------     ------------

Securities Held to Maturity
----------------------------------------------

U.S. Treasury Securities                                5,000             5,010              2,000            2,020

Obligations of U.S. Government
   Agencies and Corporations                            4,995             4,947             14,994           15,010

Obligations of States and
   Political Subdivisions                              22,625            22,880             22,141           22,445

Mortgage-Backed Securities                             21,392            21,396             24,089           24,045

Other Securities                                          150               156                150              155
                                                  ------------     -------------       ------------     ------------

Total Securities Held to Maturity                      54,162            54,389             63,374           63,675
                                                  ------------     -------------       ------------     ------------

Trading Securities                                        731             1,195                675            1,239
----------------------------------------------    ------------     -------------       ------------     ------------

Total Securities                                     $718,312          $720,191           $664,090         $674,176
                                                  ============     =============       ============     ============





Total deposits increased $14,090,000 or 1.0%. Time deposits increased by $13,282,000, while savings deposits increased $21,840,000. Demand deposits decreased by $21,032,000. Short-term borrowings increased by $6,688,000 and other borrowings increased by $33,295,000, as the Bank continued to utilize Growth Strategies to increase the loan and investment portfolios. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.


Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of March 31, 1999 and December 31, 1998, 1997, 1996, and 1995:

                                            March 31,         December 31,        December 31,        December 31,    December 31,
(Dollars in Thousands)                        1999                1998                1997                1996             1995
                                       ---------------  -----------------   -----------------   -----------------    -------------
Total Assets                               $1,960,819         $1,917,194          $1,789,426          $1,550,129       $1,489,773

Total Loans (Net of Unearned Income)       $1,077,710         $1,057,081          $  931,266          $  898,788       $  812,985

Allowance for Possible Loan Losses         $   10,820         $   11,174          $   11,739          $   11,874       $   11,440
   % of Total Loans                              1.00 %             1.06 %              1.26 %              1.32 %           1.41 %

Total Non-Performing Loans (1)             $    6,296         $    8,612          $    9,973          $   13,018       $   10,314
   % of Total Assets                             0.32 %             0.45 %              0.56 %              0.84 %           0.69 %
   % of Total Loans                              .058 %             0.81 %              1.07 %              1.45 %           1.27 %

Allowance for Possible Loan Losses
  to Non-Performing Loans                      171.86 %           129.75 %            117.71 %             91.21 %         110.92 %

Total of Non-Performing Assets             $    6,494         $    9,170          $   11,650          $   15,163       $   13,609
   % of Total Assets                             0.33 %             0.48 %              0.65 %              0.98 %           0.91 %

 (1) Non-performing loans consist of:
      (a) impaired loans, which includes non-accrual and renegotiated loans, and
      (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At March 31, 1999, there were $4,177,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $38,000, which is performing in accordance with the restructured agreement.

For the quarter ended March 31, 1999, the Company recognized no interest income on impaired loans.



Allowance for Possible Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At March 31, 1999, the allowance for possible loan losses was $10,820,000, down from $11,174,000 at year-end 1998. Net charge-offs for the three months ended March 31, 1999 were $536,000. In addition, the allowance was reduced by $793,000 in connection with the sale of non-performing loans.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

The allowance for possible loan losses declined from December 31, 1998 despite overall growth in the loan portfolio, primarily as a result of management's assessment of improvements in credit quality attributable to the sale of
$3,859,000 in non performing loans and a continued shift in portfolio composition out of indirect automobile loans and into loans secured by real estate. At March 31, 1999, the ratio of the allowance for possible loan losses to non-performing loans was 171.86% as compared to 129.75% at December 31, 1998. In the opinion of Management, the allowance for possible loan losses at March 31, 1999 was adequate to absorb possible future losses on existing loans and commitments based upon currently available information.*


Liquidity Management

At March 31, 1999, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At March 31, 1999, liquid investments, comprised of Federal funds sold and money market mutual fund instruments, totaled $54,639,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $128,169,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 1999, the Company had lines of credit totaling $529,580,000 under which $180,020,000 was available.

Capital

Total stockholders' equity decreased $9,120,000 to $149,122,000 at March 31, 1999 from the $158,242,000 recorded at the end of 1998. The decrease was due to cash dividends declared totaling $3,311,000, the net loss of $2,574,000, and a decrease in net unrealized gains on securities available for sale of $5,032,000, partially offset by exercises of stock options of $1,598,000 and restricted stock activity of $199,000.





The following table reflects the Company's capital ratios, as of March 31, 1999 and December 31, 1998 in accordance with current regulatory guidelines.


(Dollars in Thousands)                                  March 31, 1999               December 31, 1998
                                                   --------------------------   -----------------------------
                                                       Amount        Ratio           Amount          Ratio
                                                   ---------------  ---------   ------------------  ---------
Risk-Based Capital
Tier I Capital
  Actual                                                 $161,479      12.63 %           $163,304      13.53 %

  Regulatory Minimum Requirements                          51,128       4.00               48,276       4.00

  For Classification as Well Capitalized                   76,692       6.00               72,414       6.00


Combined Tier I and Tier II Capital
  Actual                                                  172,299      13.48              174,139      14.43

  Regulatory Minimum Requirements                         102,257       8.00               96,552       8.00

  For Classification as Well Capitalized                  127,821      10.00              120,690      10.00

Leverage
  Actual                                                  161,479       8.36              163,304       8.51

  Regulatory Minimum Requirements                          77,226       4.00               76,777       4.00

  For Classification as Well Capitalized                   96,533       5.00               95,971       5.00

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

As of March 31, 1999, the Company is in the validation and implementation phases. This effort includes hardware and software upgrades and systems replacements, as necessary. The primary operating software systems for the Company are obtained from and maintained by multiple external providers. The Company maintains ongoing contact with these vendors who have provided written assurances that where necessary, their software has been remediated and is now Year 2000 compliant. As part of the validation phase, the Company is working to test these systems for Year 2000 compliance.

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

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs, such as testing, software purchases and marketing, are not anticipated to be material to the Company in any one year*. In total the Company estimates that its costs for compliance will amount to approximately $750,000 over the two-year period from 1998-1999, of which approximately $500,000 has been incurred to date. The Company expects to fund these costs out of normal operating cash. While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*

The Company has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date, then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company also has a comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company's remediation contingency plan and business resumption plan will be reviewed and updated as needed throughout 1999. The Company is in the process of preparing a contingency plan for all other hardware, software and vendors which is targeted for completion by June 30, 1999.*





Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two-year time frame. At March 31, 1999, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1998.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At March 31, 1999, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1998.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.







Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On February 26, 1999, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliproxies for use in a Special Meeting pertaining to the merger of Raritan into the Company.

At the Special Meeting, held on March 30, 1999, the shareholders approved the merger of Raritan into the Company as set forth in the Proxy Statement with 7,308,287 shares voted in favor of the merger; 389,967 shares voted against and 41,608 shares abstaining.



Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

             (3)(a) Certificate of Incorporation of the Company as in effect on the date of this filing. (Incorporated by reference in the Company's Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.)


             (3)(b) By-laws of the Company (Incorporated by reference in the Company's Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.)


             (27) Financial Data Schedule


         (b)       Reports on Form 8-K

                           On January 20, 1999 the Company reported on Form 8-K its results of operations for the fourth quarter and full year ended December 31, 1998.

                           On February 18, 1999 the Company reported on Form 8-K entering into an agreement with The BISYS Group, Inc. whereby BISYS will provide integrated information processing services as well as item processing and deposit services for the Company.














                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        UNITED NATIONAL BANCORP
                                                              (Registrant)






Dated: May 14, 1999                                  By:   THOMAS C.GREGOR
                                                          Thomas C. Gregor
                                                   Chairman, President and CEO






Dated: May 14, 1999                                  By:  DONALD W. MALWITZ
                                                          Donald W. Malwitz
                                                    Vice President & Treasurer