Form 10-Q
period 1999-06-30
UNITED NATIONAL BANCORP
filed 1999-08-16
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____


Commission File Number: 000-16931

                    United National Bancorp
      (Exact name of registrant as specified in its charter)

    New Jersey                                         22-2894827
---------------------------------            ----------------------------------
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

   1130 Route 22 East, Bridgewater, New Jersey     08807-0010
--------------------------------------------------------------------------------

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

                                       [X] Yes [ ] No

As of July 31, 1999, there were 15,128,276 shares of common stock, $1.25 par value, outstanding.




                      UNITED NATIONAL BANCORP


                             FORM 10-Q

                               INDEX




PART I -  FINANCIAL INFORMATION                             PAGE(S)


ITEM 1      Consolidated Financial Statements and Notes to
            Consolidated Financial Statements                      1-11


ITEM 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   12-22

ITEM 3      Market Risk - Asset / Liability Management               23


PART II - OTHER INFORMATION


ITEM 4      Submission of Matters to a Vote of Security Holders      24

ITEM 6      Exhibits and Reports on Form 8-K                         25


SIGNATURES                                                           26







Part I - Financial Information
Item 1 - Financial Statements

                            United National Bancorp
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                            June 30,           December
                                                                  31,
                                              1999                1998
                                           -----------         -----------
ASSETS
Cash and Due from Banks                    $   65,239          $   52,867
Federal Funds Sold                              4,500              50,100
Securities Available for Sale, at
  Market Value                                675,387             609,262
Securities Held to Maturity                    39,348              63,374
Trading Account Securities, at
  Market Value                                  1,175               1,239
Loans, Net of Unearned Income               1,136,112           1,056,953
  Less: Allowance for Possible Loan Losses     10,690              11,174
                                           -----------         -----------
  Loans, Net                                1,125,422           1,045,779
Mortgage Loans Held for Sale                        -                 128
Premises and Equipment, Net                    28,944              29,248
Investment in Joint Venture                     1,954               2,931
Other Real Estate, Net                            129                 507
Intangible Assets, Primarily Core
  Deposit Premiums                              7,771               9,288
Other Assets                                   63,443              52,471
                                           -----------         -----------

     Total Assets                          $2,013,312          $1,917,194
                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                   $  271,197          $  263,700
  Savings                                     566,012             549,095
  Time                                        652,745             590,618
                                           -----------         -----------
     Total Deposits                         1,489,954           1,403,413

Short-Term Borrowings                         137,624             154,635
Other Borrowings                              203,424             154,942
Other Liabilities                              27,738              25,962
                                           -----------         -----------
   Total Liabilities                        1,858,740           1,738,952

Company-Obligated Mandatorily
 Redeemable Preferred Series B Capital
 Securities of a Subsidiary Trust Holding
 Solely Junior Subordinated Debentures of
 the Company                                   20,000              20,000
                                           -----------         -----------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized
 1,000,000 shares, none
 issued and outstanding                             -                   -
Common Stock, $1.25 Par Value,
 Authorized Shares 25,000,000,
 Issued Shares 15,229,617  in
 1999 and 15,318,038 in 1998,
 Outstanding Shares 15,125,883
 in 1999 and 15,021,180 in 1998                19,037              19,148

Additional Paid-in Capital                    111,091             112,015
Retained Earnings                              19,229              25,921
Treasury Stock, at Cost - 103,734
 shares in 1999 and
 296,858 shares in 1998                        (1,352)             (4,660)
Restricted Stock                                  (97)               (248)
Accumulated Other Comprehensive               (13,336)              6,066
(Loss) Income
                                           -----------         -----------
Total Stockholders' Equity                    134,572             158,242
                                           -----------         -----------

Total Liabilities and
Stockholders' Equity                       $2,013,312          $1,917,194
                                           ===========         ===========

See Accompanying Notes to Consolidated Financial Statements.




                                  United National Bancorp
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands, Except Share Data)
                                        (Unaudited)

                                               Three Months        Six Months
                                                  Ended               Ended
                                                 June 30,           June 30,
                                             -----------------   ---------------





                                              1999     1998       1999     1998
                                             -------- --------   -------  ------

INTEREST INCOME
Interest and Fees on Loans                   $22,558  $21,274   $44,270  $42,403
Interest and Dividends on Securities
 Available for Sale:
   Taxable                                     9,102    9,214    17,667   18,146
   Tax-Exempt                                  1,308      716     2,413    1,424
Interest and Dividends on Securities Held
 to Maturity:
   Taxable                                       225      943       723    1,966
   Tax-Exempt                                    256      220       511      413
Dividends on Trading Account Securities            9        7        17       13
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank           21      502       418    1,242
                                             -------- --------   -------  ------
   TOTAL INTEREST INCOME                      33,479   32,876    66,019   65,607
                                             -------- --------   -------  ------

INTEREST EXPENSE
Interest on Savings Deposits                   2,606    3,065     5,395    6,077
Interest on Time Deposits                      8,093    8,293    15,749   17,171
Interest on Short-Term Borrowings              1,427    1,811     3,146    2,744
Interest on Other Borrowings                   2,992    2,115     5,549    4,263
                                             -------- --------   -------  ------
   TOTAL INTEREST EXPENSE                     15,118   15,284    29,839   30,255
                                             -------- --------   -------  ------

Net Interest Income                           18,361   17,592    36,180   35,352
Provision for Possible Loan Losses               900      848     1,875    1,946
                                             -------- --------   -------  ------
Net Interest Income After Provision for
 Possible Loan Losses                         17,461   16,744    34,305   33,406
                                             -------- --------   -------  ------

NON-INTEREST INCOME
Trust Income                                   1,567    1,438     3,133    2,875
Service Charges on Deposit Accounts            1,139    1,294     2,290    2,614
Other Service Charges, Commissions and Fees    1,663    1,695     3,138    3,308
Net Gains from Securities Transactions           639      231     1,314      387
Other Income                                     825      748     1,614    1,579
                                             -------- --------   -------  ------
   TOTAL NON-INTEREST INCOME                   5,833    5,406    11,489   10,763
                                             -------- --------   -------  ------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits          5,720    6,342    12,264   12,850
Occupancy Expense, Net                         1,246    1,183     2,529    2,398
Furniture and Equipment Expense                1,096    1,375     2,174    2,403
Data Processing Expense                        1,346    1,972     2,848    3,887
Distributions of Series B Capital Securities     500      500     1,001    1,001
Amortization of Intangible Assets                 81      429       684      859
Non-Recurring Charges                          6,185        -    17,258        -
Other Expenses                                 3,452    3,203     6,928    6,908
                                             -------- --------   -------  ------
   TOTAL NON-INTEREST EXPENSE                 19,626   15,004    45,686   30,306
                                             -------- --------   -------  ------

Income Before Provision for Income Taxes       3,668    7,146       108   13,863
Provision (Benefit) for Income Taxes             945    2,063      (41)    3,950
                                             ======== ========   =======  ======
NET INCOME                                   $ 2,723  $ 5,083   $   149  $ 9,913
                                             ======== ========   =======  ======

NET INCOME PER COMMON SHARE:
   Basic                                     $  0.18  $  0.34   $  0.01  $  0.67
                                             ======== ========   =======  ======
   Diluted                                   $  0.18  $  0.33   $  0.01  $  0.65
                                             ======== ========   =======  ======

Weighted Average Shares Outstanding:
   Basic                                      15,119   14,737    15,005   14,728
   Diluted                                    15,280   15,193    15,243   15,174
See Accompanying Notes to Consolidated
Financial Statements.






                                           United National Bancorp
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (In Thousands, Except Share Data)
                                                 (Unaudited)


                                                                            Accumulated
                                   Additional                                 Other        Total
                           Common  Paid-In   Retained  Treasury  Restricted Comprehensive  Stockholders'
                           Stock   Capital   Earnings   Stock     Stock      Income        Equity
                           ------- --------  --------  --------  -------- -------------- -----------
Balance December 31, 1998  $19,148 $112,015  $25,921   $(4,660)   $ (248)      $  6,066    $158,242

Net Income                      -        -       149         -         -              -         149

Cash Dividends Declared
   $0.20 Per Share              -        -    (6,357)        -         -              -      (6,357)

Exercise of Stock Options
   (237,127 Shares)            54       561     (484)    1,610         -              -       1,741

Change in Unrealized
Gain on
  Securities Available
for Sale,
  Net of Tax                    -        -         -         -         -        (19,402)    (19,402)

Retirement of Treasury        (168)  (1,530)       -     1,698         -              -           -
Stock

Restricted Stock                 3       45        -         -       151              -         199
Activity, Net
                           ------- --------  --------  --------  -------- -------------- -----------
Balance-June 30, 1999      $19,037 $111,091  $19,229   $(1,352)   $  (97)      $(13,336)   $134,572
                           ======= ========  ========  ========  ======== ============== ===========

See Accompanying Notes to Consolidated Financial Statements.








                                  United National Bancorp
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                        (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                         1999          1998
                                                     ------------  -----------
OPERATING ACTIVITIES
Net Income                                          $     149     $    9,913
Adjustments  to  Reconcile  Net  Income to Net Cash
 Provided By Operating Activities:
  Depreciation and Amortization                         2,075          2,188
  Amortization of Securities, Net                       1,037            712
  Provision for Possible Loan Losses                    1,875          1,946
  (Benefit) Provision for Deferred Income Taxes        (1,363)            51
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                              (6)            56
  Net Gains from  Securities Transactions              (1,314)          (387)
  Trading Account Securities Activity, Net                  9              -
  Decrease (Increase) in Other Assets                   3,217         (2,745)
  Increase (Decrease) in Other Liabilities              1,776         (1,447)
  Restricted Stock Activity, Net                          199             74
                                                    ------------  ------------
   Net Cash Provided by Operating Activities            7,654         10,361
                                                    ------------  ------------

INVESTING ACTIVITIES
Securities Available for Sale:
  Proceeds from Sales of Securities                   145,146        218,541
  Proceeds from Maturities of Securities               39,622         71,333
  Purchases of Securities                            (280,950)      (300,800)
Securities Held to Maturity:
  Proceeds from Maturities of Securities               30,952         39,137
  Purchases of Securities                              (6,926)       (30,800)
Net Increase in Loans                                 (81,390)       (79,483)
Expenditures for Premises and Equipment                (1,148)        (3,341)
Proceeds from Disposal of Premises and Equipment           38            258
Decrease (Increase) in Other Real Estate                  378            (16)
                                                    ------------  ------------
  Net Cash Used in Investing Activities              (154,278)       (85,171)
                                                    ------------  ------------

FINANCING ACTIVITIES
Net Increase in Demand and Savings Deposits            24,414         27,290
Net  Increase (Decrease) in Time Deposits              62,127        (30,577)
Net (Decrease) Increase in Short-Term Borrowings      (17,011)        34,910
Net Increase in Other Borrowed Funds                   48,482         57,119
Cash Dividends on Common Stock                         (6,357)        (3,585)
Proceeds from Exercise of Stock Options                 1,741            231
Purchase of Treasury Stock                                  -           (457)
                                                    ------------  ------------
  Net Cash Provided by Financing Activities           113,396         84,931
                                                    ------------  ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                     (33,228)        10,121

Cash and Cash Equivalents at Beginning of Period      102,967         85,148
                                                    ============  ============
Cash and Cash Equivalents at End of Period          $  69,739     $   95,269
                                                    ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
Interest                                            $  30,196     $   31,186
Income Taxes                                            5,214          6,630

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

In connection with the Raritan acquisition, on March 31, 1999 the Company recorded a pre-tax merger charge of $9,940,000 which primarily consisted of estimated severance and outplacement costs of $6,705,000, investment banker and other professional fees of $2,270,000, expenses related to facilities closures and fixed asset disposals of $670,000 and consolidation costs directly attributable to the merger of $295,000. At June 30, 1999, substantially all of the total merger charge was realized, with no significant changes to amounts accrued during the first quarter of 1999.

Separate results of the combined entities for the three months ended March 31, are as follows:

--------------------------------------------------------------------------------
                                                             1999         1998
Net Interest  Income After Provision for Possible           ------       ------
 Loan Losses
     The Company                                           $13,346      $13,437
     Raritan                                                 3,498        3,225
                                                            ------       ------
  Total                                                     16,844       16,662

Net (Loss) Income
     The Company                                            (3,747)       3,827
     Raritan                                                 1,173        1,003
                                                            ------         ----
  Total                                                    $(2,574)     $ 4,830


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


(2)   Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the six month periods ended June 30:

                                                           1999           1998
                                                   --------------  ------------

Net Income                                             $    149        $ 9,913
Change in Unrealized Gain on Securities
 Available for Sale                                     (19,402)           231
                                                   --------------  ------------
Comprehensive (Loss) Income                            $(19,253)       $10,144
                                                   ==============  ============



(3)   Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.


Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 238,000 and 446,000 for the six months ended June 30, 1999 and 1998, respectively. For the quarters ended June 30, 1999 and 1998, the potential shares of common stock resulting from stock option agreements totaled 161,000 and 456,000, respectively.


(4)   Pending Dissolution of Joint Venture

In the latter part of 1998, the Company decided to terminate its interest in United Financial Services, Inc. ("UFS"), its joint venture data service provider. At that time, the Company anticipated that its joint venture partner would continue to operate UFS. In connection with its decision to exit the joint venture, the Company evaluated the estimated lives and salvage values of equipment, software and leases held by UFS, as well as related goodwill during the fourth quarter of 1998. Based upon this evaluation, the Company accelerated depreciation and amortization charges totaling approximately $1,200,000 through the first quarter of 1999. In April 1999, the Company completed the conversion of its own data processing operations to an independent third-party provider.

In June 1999, the Company was advised that its joint venture partner signed a definitive agreement with a third party servicer and would not continue to operate UFS on an ongoing basis. In light of that development, the Company expects that UFS will eventually cease operations, that the value of the Company's interest in UFS carried on the Company's balance sheet at $2,704,000 at March 31, 1999 may be substantially less than it would have been had UFS continued in operation, and that the Company may incur liabilities in connection with the obligations of UFS under operating leases which remain in effect at the time UFS is dissolved, to the extent such liabilities are not assumed by the joint venture partner's servicer.

The Company reevaluated the potential losses associated with UFS based upon its joint venture partner's decision to exit the operations of UFS. Based upon this reevaluation, the Company recognized an additional charge of $4,500,000, pre-tax, during the second quarter of 1999 relating to the pending dissolution of UFS. The additional charge related primarily to write-offs of leasehold improvements of $500,000, equipment and software of $900,000 and accrual for lease buyouts of $2,900,000 and severance payments of $200,000.

Ultimately, the Company's potential loss on its investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the amount of time the Company's joint venture partner continues to run the operations of UFS during the dissolution process, the ability of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The Company's joint venture partner has informed the Company that it anticipates operating UFS through at least October 1999, and that the third-party that will undertake its data processing functions thereafter will require use of some of the equipment and facilities through at least April 2000. Changes in either or both dates mentioned in the preceding sentence could impact the Company's estimated loss related to UFS.


(5)   Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.

Results of Operations for
The Three Months Ended June 30, 1999        Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                         $    8,120   $   7,114  $  13,434     $    -    $    -     $  5,637   $   34,305
Interest Expense                             7,770         456      4,126          -         -        2,766       15,118
Funds Transfer Pricing Allocation            8,166      (4,849)    (6,559)       (10)      3,252          -            -
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       8,516       1,809      2,749        (10)      3,252      2,871       19,187
Provision for Loan Losses                    1,088        (188)         -          -           -          -          900
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                          7,428       1,997      2,749        (10)      3,252      2,871       18,287
Non-Interest Income                          2,708         285        594      1,608         426        212        5,833
Non-Interest Expense                        10,016       1,547         60      1,256         177         17       13,073
Merger & Other Unallocated Expenses              -           -          -          -       6,553          -        6,553
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $      120   $     735  $   3,283     $  342    $ (3,052)  $  3,066   $    4,494
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,135,479   $  23,317  $ 320,959     $ (753)   $179,541   $306,169   $1,964,712
Funds Used:  Interest-Earning Assets       435,190     385,135    717,601          -           -    294,703    1,832,629
Non-Interest-Earning Assets                 10,808           -          -          -     109,809     11,466      132,083
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  689,481   $(361,818) $(396,642)    $ (753)   $ 69,732   $      -   $        -
-------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Three Months  Ended June 30, 1998       Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                         $    7,649   $   6,959  $  11,339     $    -    $      -   $  7,448   $   33,395
Interest Expense                             6,727         539      3,884          -           -      4,134       15,284
Funds Transfer Pricing Allocation            8,754      (3,762)    (6,915)        (2)      1,925          -            -
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       9,676       2,658        540         (2)      1,925      3,314       18,111
Provision for Loan Losses                      537         236          -          -           -         75          848
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                          9,139       2,422        540         (2)      1,925      3,239       17,263
Non-Interest Income                          2,524         257        272      1,439         583        331        5,406
Non-Interest Expense                        10,271         966         58        972           -      2,115       14,382
Unallocated Expenses                             -          -           -          -         622          -          622
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $    1,392   $   1,713  $     754     $  465    $  1,886   $  1,455   $    7,665
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,044,271   $   6,571  $  13,732     $ (113)   $342,070   $443,267   $1,849,798
Funds Used:  Interest-Earning Assets       406,015     262,222    607,192          -           -    424,795    1,700,224
             Non-Interest-Earning Assets     2,200           -          -          -     128,902     18,472      149,574
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  636,056   $(255,651) $(593,460)    $ (113)   $213,168   $      -   $        -
-------------------------------------------------------------------------------------------------------------------------


Results of Operations for
The Six Months Ended June 30, 1999          Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                         $   16,423   $  14,836  $  23,534     $    -    $      -   $ 12,765   $   67,558
Interest Expense                            15,310         724      7,484          -           -      6,321       29,839
Funds Transfer Pricing Allocation           16,485      (9,482)   (12,406)       (13)      5,416          -            -
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                      17,598       4,630      3,644        (13)      5,416      6,444       37,719
Provision for Loan Losses                    1,606         194          -          -           -         75        1,875
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                         15,992       4,436      3,644        (13)      5,416      6,369       35,844
Non-Interest Income                          5,087         520      1,387      3,176         815        504       11,489
Non-Interest Expense                        20,407       3,073        114      2,531         231      2,012       28,368
Merger & Other Unallocated Expenses              -           -          -          -      17,318          -       17,318
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $      672   $   1,883  $   4,917     $  632    $(11,318)  $  4,861   $    1,647
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,118,761$     18,627  $ 282,169     $ (512)   $169,457   $364,196   $1,952,698
Funds Used:  Interest-Earning Assets       427,004     375,264    664,719          -           -    346,938    1,813,925
             Non-Interest-Earning Assets     8,950           -          -          -     112,565     17,258      138,773
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  682,807   $(356,637) $(382,550)    $ (512)   $ 56,892   $      -   $        -
-------------------------------------------------------------------------------------------------------------------------


Results of Operations for
The Six Months  Ended June 30, 1998         Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                         $   17,464   $  13,033  $  21,410     $    -    $      -   $ 14,696   $   66,603
Interest Expense                            15,196         588      6,389          -           -      8,082       30,255
Funds Transfer Pricing Allocation           17,635      (7,266)   (13,427)        (3)      3,061          -            -
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                      19,903       5,179      1,594         (3)      3,061      6,614       36,348
Provision for Loan Losses                    1,211         585          -          -           -        150        1,946
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                         18,692       4,594      1,594         (3)      3,061      6,464       34,402
Non-Interest Income                          5,363         539        408      2,878         949        626       10,763
Non-Interest Expense                        20,969       1,883        108      1,879           -      4,216       29,055
Unallocated Expenses                             -           -          -          -       1,251          -        1,251
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $    3,086   $   3,250  $   1,894     $  996    $  2,759   $  2,874   $   14,859
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,061,649   $   4,395  $ 102,903     $  (97)   $229,337   $425,338   $1,823,525
Funds Used:  Interest-Earning Assets       423,562     252,156    599,790          -           -    406,200    1,681,708
             Non-Interest-Earning Assets     9,150           -          -          -     113,529     19,138      141,817
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  628,937   $(247,761) $(496,887)    $  (97)   $115,808   $      -   $        -
-------------------------------------------------------------------------------------------------------------------------




Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at June 30, 1999 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be attained for any other period.

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


                                   RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 and June 30, 1998:

OVERVIEW

The Company realized net income of $2,723,000 for the second quarter of 1999, as compared to net income of $5,083,000 reported for the same period in 1998. The second quarter of 1999 included non-recurring charges, net of taxes, totaling $4,020,000 or $0.26 per diluted share. The non-recurring charges are in connection with the Bank's recently completed conversion to a new operating system as well as dissolution of the Bank's joint venture in United Financial Services. Earnings per diluted share were $0.18 for the second quarter of 1999 as compared to $0.33 for the prior year.

Second quarter 1999 operating earnings, net of taxes, totaled $6,743,000 or $0.44 per diluted share before non-recurring charges. This represents an increase of $1,660,000 or 32.7% from operating earnings of $5,083,000 for the three months ended June 30, 1998.

For the six months ended June 30, 1999, net income totaled $149,000, as compared to $9,913,000 for the same period last year. Earnings per diluted share were $0.01 and $0.65, respectively. During the first quarter of 1999, the Company recorded non-recurring charges, net of taxes, totaling $7,992,000 in connection with the acquisition of Raritan and the sale of non-performing assets. Operating earnings, net of taxes, totaled $12,161,000 or $0.80 per diluted share before non-recurring charges for the six months ended June 30, 1999. This represents an increase of $2,248,000 or 22.7% from operating earnings of $9,913,000 for the six months ended June 30, 1998.


The increase in earnings before non-recurring charges for the three and six months ended June 30, 1999 compared to 1998 was primarily the result of increases in net interest income and non-interest income combined with a reduction in non-interest expense. These improvements are largely attributable to economies of scale and cost reductions realized as a result of the Raritan acquisition and the acquisition of State Bank of South Orange (SBSO) which was completed in the third quarter of 1998.


EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 1999 was $33,479,000, an increase of $603,000 or 1.8% from the $32,876,000 reported for the same period in 1998. For the six months ended June 30, 1999, interest income totaled $66,019,000, an increase of $412,000 or 0.6% from the $65,607,000 reported for the same period in 1998. These increases are primarily attributable to increases in earning asset volume. For the three and six months ended June 30, 1999, average interest earning assets were up 7.7% compared with the same periods in 1998, with most of the growth coming in the real estate and commercial loan categories. The increase in interest income resulting from increases in earning asset volume was partially offset by a reduction in average yield. For the six months ended June 30, 1999, the average yield on earning assets declined 48 basis points to 7.47% from 7.95% for the same period last year.


Interest Expense

The Company's interest expense for the second quarter of 1999 decreased $166,000, or 1.1%, to $15,118,000 from $15,284,000 for the same period last year. For the six months ended June 30, 1999, interest expense decreased by $416,000, or 1.4%, to $29,839,000 from $30,255,000 for the same period last year. The average cost of interest bearing liabilities declined 35 basis points to 3.97% for the first half of 1999 from 4.32% for the six months ended June 30, 1998, primarily as a result of reductions in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $100,405,000 for the first six months of 1999 compared to the same period in 1998, while non-interest bearing deposits increased by $25,588,000.


Net Interest Income

The net effect of the changes in interest income and interest expense for the second quarter of 1999 was an increase of $769,000 or 4.4% in net interest income as compared to the second quarter of 1998. For the six months ended June 30, 1999, net interest income increased $828,000 or 2.3% compared with the same period last year. For the six months ended June 30, 1999, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 16 basis points and 13 basis points, respectively, from the same period last year.


Provision for Possible Loan Losses

For the three months ended June 30, 1999, the provision for possible loan losses was $900,000, compared to $848,000 for the same period last year. The provision for possible loan losses was $1,875,000 for the six months ended June 30, 1999, as compared to $1,946,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the second quarter of 1999, compared to the second quarter of 1998, total non-interest income increased $427,000 or 7.9%, due primarily to increases of $129,000 in trust income and $408,000 in net securities gains, partially offset by reductions in service charges and fees.

For the first half of 1999, compared to the first half of 1998, total non-interest income increased $726,000 or 6.7%, due primarily to increases of $258,000 in trust income and $927,000 in net securities gains, partially offset by reductions in service charges and fees.

Non-Interest Expense

For the quarter ended June 30, 1999, non-interest expense increased $4,622,000 from the same period last year. Included in the second quarter of 1999 were non-recurring charges totaling $6,185,000, pre-tax, related to the Bank's recently completed conversion to a new operating system as well as the dissolution of the Bank's joint venture in UFS. Excluding these charges, non-interest expense decreased by $1,563,000 or 10.4% from 1998. Data processing expense declined by $626,000, or 31.7% as a result of reductions in fees charged by UFS and conversion to a new operating system. UFS, a data processing joint venture, is 50% owned by the Company. As described in Note 4, the Company has decided to terminate its joint venture in UFS. See note 4 for a discussion of the potential impact on future results of operations. Salaries and benefits expense declined by $622,000 or 9.8% as a result of efficiencies realized in connection with the Raritan and SBSO acquisitions. Amortization of intangible assets decreased by $348,000 or 81.1% during the second quarter of 1999 compared with 1998 due to the pending termination of the Company's joint venture in UFS.

For the six months ended June 30, 1999, non-interest expense increased $15,380,000 from the same period last year. Included in the first half of 1999, in addition to the items discussed above, were non-recurring charges related to the Raritan acquisition and the sale non-performing assets totaling $11,073,000, pre-tax. Excluding non-recurring charges, non-interest expense decreased by $1,878,000 or 6.2% from 1998. Data processing expense declined by $1,039,000, or 26.7%. Salaries and benefits expense declined by $585,000 or 4.6%. Amortization of intangible assets decreased by $175,000 or 20.4%. These reductions in non-interest expense for the six months ended June 30, 1999 vs. 1998 are attributable to the same factors discussed above in the quarterly comparison.

Income Taxes

Income tax expense declined by $1,118,000 to $945,000 for the second quarter of 1999 as compared to $2,063,000 for the same period in 1998. For the six months ended June 30, 1999 income tax expense declined by $3,991,000, resulting in a tax benefit of $41,000 as compared to expense of $3,950,000 for the same period in 1998. These declines are attributable to reductions in taxable income primarily resulting from non-recurring charges and increases in tax exempt income associated with municipal securities and corporate owned life insurance policies.


Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented in Note 5.



The Corporate segment accounted for a pre-tax loss of $3,052,000 for the three months ended June 30, 1999, down from pre-tax income of $1,886,000 for the same period a year ago. The decrease in net income before taxes is primarily attributable to non-recurring charges pertaining to the Company's conversion to a new operating system and the pending dissolution of UFS totaling $6,185,000.

The Retail segment's contribution to net income before taxes declined to $120,000 for the three months ended June 30, 1999, down from $1,392,000 for the second quarter of 1998. This decrease was primarily due to a reduction in net interest income resulting from a decline in average earning assets coupled with a decrease in earning asset yields.

The Commercial segment produced net income before taxes of $735,000 in the second quarter of 1999, down from $1,713,000 for the same period in 1998. This decline is primarily attributable to lower earning asset yields in 1999.

Investment segment net income before taxes totaled $3,283,000 for the second quarter of 1999, up from $754,000 in 1998 as a result of increases in earning asset volume and an increase in net securities gains.

The Raritan segment's contribution to net income before taxes for the second quarter of 1999 grew by $1,611,000 over the same period in 1998, primarily as a result of reductions in non-interest expense attributable to the merger with and into the Company, and a lower cost of funds.

For the second quarter of 1999 compared with 1998, pre-tax net income from the Trust division fell $123,000 due to an increase in non-interest expense.


For the six months ended June 30, 1999, the Corporate segment accounted for a pre-tax loss of $11,318,000, down from pre-tax income of $2,759,000 for the same period a year ago. The decrease in net income before taxes is primarily attributable to merger related charges totaling $9,940,000 in 1999, as well as non-recurring charges pertaining to the Company's conversion to a new operating system and the pending dissolution of UFS totaling $6,185,000.

The Retail segment's contribution to net income before taxes declined to $672,000 for the six months ended June 30, 1999, down from $3,086,000 for the first half of 1998. This decrease was primarily due to a reduction in net interest income resulting from a decline in average earning assets coupled with a decrease in earning asset yields.

The Commercial segment produced net income before taxes of $1,883,000 in the first half of 1999, down from $3,250,000 for the same period in 1998. This decline is attributable to lower earning asset yields and losses incurred on the sale of non-performing assets in 1999.

Investment segment net income before taxes totaled $4,917,000 for the first six months of 1999, up from $1,894,000 in 1998 as a result of increases in earning asset volume and an increase in net securities gains.

The Raritan segment's contribution to net income before taxes grew by $1,987,000 for the six months ended June 30, 1999 compared with the same period in 1998, primarily as a result of reductions in non-interest expense attributable to the merger with and into the Company, and a lower cost of funds.

Pre-tax net income from the Trust division fell $364,000 for the six months ended June 30, 1999 compared with the same period in 1998 due to an increase in non-interest expense.



FINANCIAL CONDITION

June 30, 1999 as compared to December 31, 1998:

Total assets increased $96,118,000 or 5.0% from December 31, 1998. Loans increased by $79,515,000, net of allowance, securities increased by $42,035,000, cash and due from banks increased by $12,372,000, and other assets increased by $10,972,000. Conversely, there were decreases of $45,600,000 in Federal funds sold, $1,517,000 in intangible assets, $977,000 in investment in joint venture, $378,000 in other real estate owned, and $304,000 in premises and equipment.

Total  loans at June 30,  1999  increased  $79,031,000  to  $1,136,112,000  from year-end 1998. Commercial loans contributed $92,744,000 to the first half loan growth, an increase of 42.3% over December 31, 1998. Lease financing grew by $3,004,000 or 27.2% compared with December 31, 1998. Partially offsetting these increases, real estate loans, primarily adjustable rate mortgages, decreased by $11,169,000 or 1.7% compared with year-end 1998. In addition, installment loans decreased $6,233,000 or 3.4% from December 31, 1998 as a result of loan payments on the indirect automobile loan portfolio exceeding new loan growth.

The following schedule presents the components of gross loans, by type, for each period presented.


                                            June 30,           December 31,
(In Thousands)                                1999                 1998
                                           -----------         -----------
Commercial                                 $  311,673          $  218,929
Real Estate                                   641,070             652,239
Lease Financing                                14,026              11,022
Installment                                   175,289             181,522
                                           -----------         -----------
Total Loans Outstanding                     1,142,058           1,063,712
Less: Unearned Income                           5,946               6,631
                                           -----------         -----------
Loans, Net of Unearned Income              $1,136,112          $1,057,081
                                           ===========         ===========


Within the securities portfolio, the majority of the increase was due to purchases of tax exempt municipal securities and U.S. Government Agency issues, including mortgage-backed securities.






The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                       June 30, 1999         December 31, 1998
                                    --------------------    --------------------
                                    Amortized   Market      Amortized   Market
Securities Available for Sale        Cost       Value        Cost        Value
--------------------------------    --------   ---------    --------    --------

U.S. Treasury Securities            $  1,001    $  1,003    $  2,502    $  2,514

Obligations of U.S. Government
   Agencies and Corporations          97,711      91,808      66,872      66,933

Obligations of States and
   Political Subdivisions            107,783     105,980      76,930      79,484

Mortgage-Backed Securities           405,335     389,826     388,564     391,123

Corporate Debt Securities             32,914      31,533      23,343      24,000

Other Securities                      51,756      55,237      41,830      45,208
                                    --------   ---------    --------    --------
Total Securities Available For Sale  696,500     675,387     600,041     609,262
                                    --------   ---------    --------    --------

Securities Held to Maturity
--------------------------------

U.S. Treasury Securities               5,000       4,978       2,000       2,020

Obligations of U.S. Government
   Agencies and Corporations           4,995       4,797      14,994      15,010

Obligations of States and
   Political Subdivisions             23,856      22,812      22,141      22,445

Mortgage-Backed Securities             5,322       5,278      24,089      24,045

Other Securities                         175         178         150         155
                                    --------   ---------    --------    --------

Total Securities Held to Maturity     39,348      38,043      63,374      63,675
                                    --------   ---------    --------    --------

Trading Securities                       684       1,175         675       1,239
--------------------------------    --------   ---------    --------    --------

Total Securities                    $736,532    $714,605    $664,090    $674,176
                                    ========   =========    ========    ========






Total deposits increased $86,541,000 or 6.2%. Time deposits increased by $62,127,000, while savings deposits increased $16,917,000. Demand deposits increased by $7,497,000. Short-term borrowings decreased by $17,011,000 while other borrowings increased by $48,482,000, as the Bank continued to utilize Growth Strategies to increase the loan and investment portfolios. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.


Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of June 30, 1999 and December 31, 1998, 1997, 1996, and 1995:

                               June 30,    December 31,  December 31,  December 31,  December 31,
(Dollars in Thousands)           1999          1998          1997          1996          1995
                             ------------ ------------  ------------  ------------ ------------
Total Assets                   $2,013,312   $1,917,194    $1,789,426    $1,550,129   $1,489,773

Total Loans (Net of
 Unearned Income)              $1,136,112   $1,057,081    $  931,266    $  898,788   $  812,985

Allowance for Possible
 Loan Losses                   $   10,690   $   11,174    $   11,739    $   11,874   $   11,440
    % of Total Loans                  .94%        1.06 %        1.26%         1.32%        1.41%

Total Non-Performing Loans     $    5,428   $    8,612    $    9,973    $   13,018   $   10,314
(1)
   % of Total Assets                 0.27%        0.45%         0.56%         0.84%        0.69%
   % of Total Loans                   .48%        0.81%         1.07%         1.45%        1.27%

Allowance for Possible
 Loan Losses to
 Non-Performing Loans              196.94%      129.75%       117.71%        91.21%      110.92%

Total of Non-Performing Assets $    5,562   $    9,170    $   11,650    $   15,163   $   13,609
   % of Total Assets                0.28 %        0.48%         0.65%         0.98%        0.91%

 (1) Non-performing loans consist of:
    (a) impaired loans, which includes  non-accrual and renegotiated  loans, and
    (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At June 30, 1999, there were $3,182,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $35,000, which is performing in accordance with the restructured agreement.

For the six months ended June 30, 1999, the Company recognized no interest income on impaired loans.



Allowance for Possible Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At June 30, 1999, the allowance for possible loan losses was $10,690,000, down from $11,174,000 at year-end 1998. Net charge-offs for the six months ended June 30, 1999 were $1,566,000. In addition, the allowance was reduced by $793,000 in connection with the sale of non-performing loans.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

The allowance for possible loan losses declined from December 31, 1998 despite overall growth in the loan portfolio, primarily as a result of management's assessment of improvements in credit quality attributable to the sale of $3,859,000 in non-performing loans. At June 30, 1999, the ratio of the allowance for possible loan losses to non-performing loans was 196.94% as compared to 129.75% at December 31, 1998. In the opinion of Management, the allowance for possible loan losses at June 30, 1999 was adequate to absorb possible future losses on existing loans and commitments based upon currently available information.*


Liquidity Management

At June 30, 1999, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At June 30, 1999, liquid investments, comprised of money market mutual fund instruments, totaled $35,859,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $120,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1999, the Company had $583,020,000 of lines of credit under which $341,048,000 was available.

Capital

Total stockholders' equity decreased $23,670,000 to $134,572,000 at June 30, 1999 from the $158,242,000 recorded at the end of 1998. The decrease was due to cash dividends declared totaling $6,357,000, and a decrease in net unrealized gains on securities available for sale of $19,402,000, partially offset by exercises of stock options of $1,741,000, restricted stock activity of $199,000, and net income of $149,000.



The following table reflects the Company's capital ratios, as of June 30, 1999 and December 31, 1998 in accordance with current regulatory guidelines.


(Dollars in Thousands)               June 30, 1999      December 31, 1998
                                   ------------------  --------------------
                                     Amount    Ratio     Amount      Ratio
                                   ----------- ------  ------------  ------
Risk-Based Capital
Tier I Capital
  Actual                             $159,741  11.98%     $163,304   13.53%

  Regulatory Minimum Requirements      53,325   4.00        48,276    4.00

  For Classification as Well
   Capitalized                         79,988   6.00        72,414    6.00


Combined Tier I and Tier II Capital
  Actual                              170,431  12.78       174,139   14.43

  Regulatory Minimum Requirements     106,651   8.00        96,552    8.00

  For Classification as Well
   Capitalized                        133,314  10.00       120,690   10.00

Leverage
  Actual                              159,741   8.17       163,304    8.51

  Regulatory Minimum Requirements      78,221   4.00        76,777    4.00

  For Classification as Well
   Capitalized                         97,776   5.00        95,971    5.00


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

As of June 30, 1999, the Company completed all five phases of the Plan, thereby meeting all regulatory guidelines. The primary operating software systems for the Company are obtained from and maintained by multiple external providers. The Company maintains ongoing contact with these vendors who have provided written assurances that where necessary, their software has been remediated and is now Year 2000 compliant. As part of the validation phase, the Company tested these systems for Year 2000 compliance.

The Company has also obtained certifications of Year 2000 compliance from substantially all other vendors, while also defining contingencies for these vendors. In the event the Company is unable to obtain such certifications, the Company will either obtain Year 2000 compliant software, hardware and support services, or utilize the respective contingency, as appropriate. Each of the vendors, whose products or services are believed by management to be material to the Company, has either provided written assurance that it is Year 2000 compliant or has provided written assurance that it expects to be Year 2000 compliant prior to the Year 2000. The Company believes that the risk associated with the possibility of a processing failure being experienced by any of these vendors is minimal. This assessment is based on a number of factors. Extensive documentation has been provided throughout the progress of each vendor's Year 2000 project. Each vendor asserts that it completed its remediation efforts prior to December 31, 1998. Each vendor asserts that it completed its internal testing as of December 31, 1998, and the Company has been involved in extensive user testing of each of these applications. In addition, the Company has contacted all non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness.

The Company is also working with its significant borrowers and depositors to ensure they are taking appropriate steps to become Year 2000 compliant. The Company has received information from 100% of significant borrowers and 89% of significant depositors on the status of their Year 2000 readiness. There have been no resulting downgrades of risk ratings in the loan portfolio. Early in 1997, the Loan Division of UNB commenced an initiative to familiarize the Bank's borrowing customer base with the Year 2000 issue. The original action was to discuss the issue with our borrowers and to identify where they were in relationship to Year 2000 remediation. The next step was to include a synopsis of each borrower's status in their Credit Assessment. An unsatisfactory response would then affect overall risk rating assessment of the credit.

The Company, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities (e.g., vendors) do not appropriately address their own compliance issues. If an external provider's software is determined to have potential problems which it is not able to resolve in time, the Company would likely experience significant processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company. In addition, if any of the Bank's borrowers' experiences significant problems due to Year 2000 issues, the credit risk inherent in loans to such borrowers would increase.

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs, such as testing, software purchases and marketing, are not anticipated to be material to the Company in any one year*. In total the Company estimates that its costs for compliance will amount to approximately $750,000 over the two-year period from 1998-1999, of which approximately $550,000 has been incurred to date. The Company expects to fund these costs out of normal operating cash. While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*

The Company has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date, then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company also has a comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company's remediation contingency plan and business resumption plan will be reviewed and updated as needed throughout 1999. The Company has prepared a contingency plan for all other hardware, software and vendors.



Item 3 - MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two-year time frame. At June 30, 1999, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1998.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At June 30, 1999, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1998.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.





Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On or about April 16, 1999, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on May 18, 1999, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

      1. Election of the seven (7) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The vote tabulation with respect to each nominee for director is as follows:

                                    Term     Affirmative    Votes
        Director                 Expiration     Votes      Against

        C. Douglas Cherry           2002      9,190,371    137,450
        Thomas C. Gregor            2002      9,190,453    137,368
        William T. Kelleher, Jr.    2000      9,185,079    142,742
        Patricia A. McKiernan       2002      9,184,742    143,079
        Arlyn D. Rus                2000      9,190,603    137,218
        David R. Walker             2002      9,190,453    137,368
        George J. Wickard           2002      9,188,093    139,728

         The following directors' terms of office continued after the meeting:

         George W. Blank
         Donald A. Buckley
         Charles E. Hance
         John R. Kopicki
         Antonia S. Marotta
         John W. McGowan III
         Charles N. Pond, Jr.
         Paul K. Ross
         Ronald E. West

      2. Amendment to the Corporation's Certificate of Incorporation increasing the authorized common stock of the Corporation from 16,000,000 to 25,000,000. The vote tabulation with respect to this proposal is as follows:

                                 Affirmative    Votes       Votes
                                    Votes      Against    Abstained

                                  8,156,204   1,133,216    38,399






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


         (27) Financial Data Schedule


      (b)       Reports on Form 8-K

                  On April 15, 1999 the Company reported on Form 8-K under Items 2 and 5, the completion of the acquisition of Raritan Bancorp Inc. by United National Bancorp.

                  On April 28, 1999 the Company reported on Form 8-K its results of operations for the quarter ended March 31, 1999.







                                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNITED NATIONAL BANCORP
                                            (Registrant)






Dated: August 13, 1999                        By:   THOMAS C.GREGOR
                                                Thomas C. Gregor, Chairman
                                                President and CEO





Dated: August 13, 1999                         By:  DONALD W. MALWITZ
                                                Donald W. Malwitz
                                                Vice President & Treasurer