Form 10-Q
period 1999-09-30
UNITED NATIONAL BANCORP
filed 1999-11-15
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to      ___

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

                                 [X] Yes [ ] No

As of November 1, 1999, there were 16,035,973 shares of common stock, $1.25 par value, outstanding.

                            UNITED NATIONAL BANCORP

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                     PAGE(S)

ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                           1-11

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        12-22

ITEM 3    Market Risk - Asset / Liability Management                    23


PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                              24


SIGNATURES                                                              25

Part I - Financial Information
Item 1 - Financial Statements

                            United National Bancorp
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    -----------    -----------

ASSETS
Cash and Due from Banks                              $    67,427    $    52,867
Federal Funds Sold                                          --           50,100
Securities Available for Sale, at Market Value           662,272        609,262
Securities Held to Maturity                               38,918         63,374
Trading Account Securities, at Market Value                  942          1,239

Loans, Net of Unearned Income                          1,185,365      1,056,953
  Less: Allowance for Possible Loan Losses                10,017         11,174
                                                     -----------    -----------
  Loans, Net                                           1,175,348      1,045,779

Mortgage Loans Held for Sale                                --              128
Premises and Equipment, Net                               29,415         29,248
Other Real Estate, Net                                        82            507
Intangible Assets, Primarily Core Deposit Premiums         7,448          9,288
Other Assets                                              71,122         55,402
                                                     -----------    -----------
     Total Assets                                    $ 2,052,974    $ 1,917,194
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                             $   251,813    $   263,700
  Savings                                                544,191        549,095
  Time                                                   660,129        590,618
                                                     -----------    -----------
     Total Deposits                                    1,456,133      1,403,413

Short-Term Borrowings                                    179,905        154,635
Other Borrowings                                         236,433        154,942
Other Liabilities                                         29,082         25,962
                                                     -----------    -----------
   Total Liabilities                                   1,901,553      1,738,952

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                  20,000         20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                               --             --
Common Stock, $1.25 Par Value, Authorized
  Shares 25,000,000, Issued Shares 16,145,931 in
  1999 and 15,318,038 in 1998, Outstanding
  Shares 16,035,973 in 1999 and 15,021,180 in 1998        20,182         19,148
Additional Paid-in Capital                               129,460        112,015
Retained Earnings                                          2,974         25,921
Treasury Stock, at Cost - 109,958  shares in 1999
   and 296,858 shares in 1998                             (1,352)        (4,660)
Restricted Stock                                             (97)          (248)
Accumulated Other Comprehensive (Loss) Income            (19,746)         6,066
                                                     -----------    -----------
Total Stockholders' Equity                               131,421        158,242
                                                     -----------    -----------
     Total Liabilities and Stockholders' Equity      $ 2,052,974    $ 1,917,194
                                                     ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------   -------------------
                                                             1999        1998       1999       1998
                                                           --------    --------   --------   --------
INTEREST INCOME
Interest and Fees on Loans                                 $ 23,680    $ 21,900   $ 67,950   $ 64,301
Interest and Dividends on Securities Available for Sale:
   Taxable                                                    9,468       9,034     27,135     27,180
   Tax-Exempt                                                 1,231         751      3,644      2,175
Interest and Dividends on Securities Held to Maturity:
   Taxable                                                      216         752        939      2,718
   Tax-Exempt                                                   270         228        781        641
Dividends on Trading Account Securities                           9           7         26         20
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                           8         902        426      2,144
                                                           --------    --------   --------   --------
   TOTAL INTEREST INCOME                                     34,882      33,574    100,901     99,179
                                                           --------    --------   --------   --------

INTEREST EXPENSE
Interest on Savings Deposits                                  2,553       3,179      7,948      9,256
Interest on Time Deposits                                     7,817       8,762     23,566     25,933
Interest on Short-Term Borrowings                             3,107       1,712      6,253      4,456
Interest on Other Borrowings                                  2,617       2,447      8,166      6,710
                                                           --------    --------   --------   --------
   TOTAL INTEREST EXPENSE                                    16,094      16,100     45,933     46,355
                                                           --------    --------   --------   --------

Net Interest Income                                          18,788      17,474     54,968     52,824
Provision for Possible Loan Losses                              900         448      2,775      2,394
                                                           --------    --------   --------   --------

Net Interest Income After Provision
   for Possible Loan Losses                                  17,888      17,026     52,193     50,430
                                                           --------    --------   --------   --------

NON-INTEREST INCOME
Trust Income                                                  1,185       1,437      4,318      4,312
Service Charges on Deposit Accounts                           1,276       1,221      3,566      3,835
Other Service Charges, Commissions and Fees                   1,575       1,738      4,713      5,046
Net (Losses) Gains from Securities Transactions                (196)        654      1,118      1,045
Other Income                                                    968         825      2,582      2,404
                                                           --------    --------   --------   --------
   TOTAL NON-INTEREST INCOME                                  4,808       5,875     16,297     16,642
                                                           --------    --------   --------   --------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                         6,031       6,439     18,295     19,289
Occupancy Expense, Net                                        1,236       1,316      3,765      3,719
Furniture and Equipment Expense                               1,068       1,043      3,242      3,094
Data Processing Expense                                       1,653       1,970      4,501      5,857
Distributions of Series B Capital Securities                    501         501      1,502      1,502
Amortization of Intangible Assets                               286         318        970      1,177
Net Cost to Operate Other Real Estate                            21          56        122        119
Non-Recurring Charges                                          --         2,179     17,258      2,179
Other Expenses                                                3,349       3,590     10,176     10,784
                                                           --------    --------   --------   --------
   TOTAL NON-INTEREST EXPENSE                                14,145      17,412     59,831     47,720
                                                           --------    --------   --------   --------

Income Before Provision for Income Taxes                      8,551       5,489      8,659     19,352
Provision for Income Taxes                                    2,306       1,747      2,265      5,697
                                                           ========    ========   ========   ========
NET INCOME                                                 $  6,245    $  3,742   $  6,394   $ 13,655
                                                           ========    ========   ========   ========

NET INCOME PER COMMON SHARE:
   Basic                                                   $   0.39    $   0.24   $   0.40   $   0.87
                                                           ========    ========   ========   ========
   Diluted                                                 $   0.39    $   0.23   $   0.39   $   0.85
                                                           ========    ========   ========   ========

Weighted Average Shares Outstanding:
   Basic                                                     16,036      15,615     16,026     15,613
   Diluted                                                   16,218      16,064     16,204     16,078


See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                  Accumulated
                                              Additional                                             Other           Total
                                   Common      Paid-In    Retained      Treasury     Restricted  Comprehensive    Stockholders'
                                   Stock       Capital    Earnings        Stock        Stock     (Loss)/Income      Equity
                                 ---------    ----------  ----------    ---------    ----------  --------------  -------------
Balance December 31, 1998        $  19,148    $ 112,015    $  25,921    $  (4,660)   $    (248)   $   6,066       $ 158,242

Net Income                            --           --          6,394         --           --           --             6,394

Cash Dividends Declared
   $0.57 Per Share                    --           --         (9,379)        --           --           --            (9,379)

Stock Issued in Payment
  of 6% Stock Dividend -
  913,921 shares                     1,142       18,336      (19,478)        --           --           --              --

Exercise of Stock Options
   (253,891 Shares)                     57          594         (484)       1,610         --           --             1,777

Change in Unrealized Gain on
  Securities Available for
  Sale, Net of Tax                    --           --           --           --           --        (25,812)        (25,812)

Retirement of Treasury Stock          (168)      (1,530)        --          1,698         --           --              --

Restricted Stock Activity, Net           3           45         --           --            151         --               199
                                 ---------    ---------    ---------    ---------    ---------    ---------       ---------
Balance-September 30, 1999       $  20,182    $ 129,460    $   2,974    $  (1,352)   $     (97)   $ (19,746)      $ 131,421
                                 =========    =========    =========    =========    =========    =========       =========

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------

OPERATING ACTIVITIES
Net Income                                               $   6,394    $  13,655
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                              3,093        3,353
  Amortization of Securities, Net                            1,084          880
  Provision for Possible Loan Losses                         2,775        2,394
  (Benefit) Provision for Deferred Income Taxes               (253)          26
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                                   (6)          61
  Net Gains from  Securities Transactions                   (1,118)      (1,045)
  Trading Account Securities Activity, Net                     297          178
  Increase in Other Assets                                  (1,655)      (1,673)
  Increase in Other Liabilities                              2,880        3,350
  Restricted Stock Activity, Net                               199           74
                                                         ---------    ---------
   Net Cash Provided by Operating Activities                13,690       21,253
                                                         ---------    ---------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                        209,059      498,823
  Proceeds from Maturities of Securities                    76,051      102,457
  Purchases of Securities                                 (376,813)    (620,081)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                    33,908       50,150
  Purchases of Securities                                   (9,479)     (32,993)
Net Increase in Loans                                     (132,216)     (86,764)
Expenditures for Premises and Equipment                     (2,082)      (3,107)
Proceeds from Disposal of Premises and Equipment                38          263
Decrease in Other Real Estate                                  425        1,036
                                                         ---------    ---------
  Net Cash Used in Investing Activities                   (201,109)     (90,216)
                                                         ---------    ---------

FINANCING ACTIVITIES
Net (Decrease) Increase in Demand and Savings Deposits     (16,791)      46,444
Net Increase in Time Deposits                               69,511       44,874
Net Increase in Short-Term Borrowings                       25,270        4,783
Net Increase in Other Borrowed Funds                        81,491       46,873
Cash Dividends on Common Stock                              (9,379)      (5,267)
Proceeds from Exercise of Stock Options                      1,777          939
Purchase of Treasury Stock                                    --           (455)
                                                         ---------    ---------
  Net Cash Provided by Financing Activities                151,879      138,191
                                                         ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents       (35,540)      69,228
Cash and Cash Equivalents at Beginning of Period           102,967       85,148
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  67,427    $ 154,376
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash Paid During the Period:
  Interest                                                 $45,933     $ 46,988
  Income Taxes                                               5,352        7,236


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

Effective March 31, 1999, the Company acquired Raritan Bancorp Inc. ("Raritan"). The acquisition has been accounted for as a pooling-of-interests and, accordingly, the financial statements include the accounts and activities of Raritan for all periods presented. The transaction resulted in the issuance of 4,023,624 shares of the Company's common stock, not adjusted for subsequent stock dividends.

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

Separate results of the combined entities for the three months ended March 31, are as follows:

                                                   (amounts in thousands)
                                                   ----------------------

Net Interest Income After                            1999         1998
   Provision for Possible Loan Losses               -------      -------
     The Company                                    $13,346      $13,437
     Raritan                                          3,498        3,225
                                                    -------      -------
Total                                               $16,844      $16,662
                                                    =======      =======

Net (Loss) Income
     The Company                                    $(3,747)      $3,827
     Raritan                                          1,173        1,003
                                                    -------      -------
Total                                               $(2,574)      $4,830
                                                    =======      =======

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

(2)      Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the periods indicated:

                                      Nine Months Ended
                                        September 30,
                                     --------------------
                                       1999        1998
                                     --------    --------
                                     (amount in thousands)

Net Income                           $  6,394    $ 13,655
Change in Unrealized Gain
  on Securities Available for Sale    (25,812)      4,017
                                     ========    ========

Comprehensive (Loss) Income          $(19,418)   $ 17,672
                                     ========    ========


(3)      Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 178,000 and 465,000 for the nine months ended September 30, 1999 and 1998, respectively. For the quarters ended September 30, 1999 and 1998, the potential shares of common stock resulting from stock option agreements totaled 182,000 and 449,000, respectively.

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

In June 1999, the Company was advised that its joint venture partner signed a definitive agreement with a third party servicer and would not continue to operate UFS on an ongoing basis. In light of that development, the Company expects that UFS will eventually cease operations, that the value of the Company's interest in UFS may be substantially less than it would have been had UFS continued in operation, and that the Company may incur liabilities in connection with the obligations of UFS under operating leases which remain in effect at the time UFS is dissolved, to the extent such liabilities are not assumed by the joint venture partner's servicer.

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

Ultimately, the Company's potential loss on its investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the amount of time the Company's joint venture partner continues to run the operations of UFS during the dissolution process, the ability of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The Company's joint venture partner has informed the Company that it anticipates operating UFS through November 30, 1999, and that the third-party that will undertake its data processing functions thereafter will require use of some of the equipment and facilities through at least April 2000. Changes in either or both dates mentioned in the preceding sentence could impact the Company's estimated loss related to UFS.

(5) Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. During the third quarter of 1999, the Company combined computer systems of Raritan into the Company's computer system. It is impractical to disclose the Raritan segment for prior periods into the other business segments due to system limitations. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.

Results of Operations for
The Three Months Ended September 30, 1999    Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                          $   15,800   $    8,426    $   11,531    $     --      $     --     $    --     $   35,757
Interest Expense                             10,320          476         5,298          --            --          --         16,094
Funds Transfer Pricing Allocation             6,950       (6,035)       (5,213)           (2)        4,300        --           --
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       12,430        1,915         1,020            (2)        4,300        --         19,663
Provision for Loan Losses                       785          115          --            --            --          --            900
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses       11,645        1,800         1,020            (2)        4,300        --         18,763
Non-Interest Income                           2,757          263            56         1,275           457        --          4,808
Non-Interest Expense                         10,643        1,179            52         1,092         1,179        --         14,145
Merger & Other Unallocated Expenses            --           --            --            --            --          --           --
------------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes               $    3,759   $      884    $    1,024    $      181    $    3,578   $    --     $    9,426
------------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                     $1,352,351   $   21,663    $  407,197    $     (158)   $  228,090   $    --     $2,009,143
Funds Used: Interest-Earning Assets         709,409      446,619       739,665          --            --          --      1,895,693
   Non-Interest-Earning Assets               15,132         --            --            --          98,318        --        113,450
------------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                $  627,810   $ (424,956)   $ (332,468)   $     (158)   $  129,772   $    --     $     --
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Three Months Ended September 30, 1998    Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                          $    9,631   $    6,534    $   10,271    $     --     $     --      $    7,627   $   34,063
Interest Expense                              8,665         (189)        3,340          --           --           4,284       16,100
Funds Transfer Pricing Allocation             8,996       (4,179)       (6,571)            7        1,747          --           --
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        9,962        2,544           360             7        1,747         3,343       17,963
Provision for Loan Losses                       373         --            --            --           --              75          448
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses        9,589        2,544           360             7        1,747         3,268       17,515
Non-Interest Income                           3,034          159           729         1,439         --             514        5,875
Non-Interest Expense                         11,049          997            55         1,028         --           2,088       15,217
Merger & Other Unallocated Expenses            --           --            --            --          2,195          --          2,195
------------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes               $    1,574   $    1,706    $    1,034    $      418   $     (448)   $    1,694   $    5,978
------------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                     $1,117,431   $    9,501    $  241,620    $      446   $  122,585    $  416,560   $1,908,143
Funds Used: Interest-Earning Assets         444,817      327,603       616,833          --        (15,063)      390,774    1,764,964
   Non-Interest-Earning Assets               28,671         --            --            --         88,722        25,786      143,179
------------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                $  643,943   $ (318,102)   $ (375,213)   $      446   $   48,926    $     --     $     --
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Nine Months Ended September 30, 1999     Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                          $   32,223   $   23,262    $   35,065    $     --      $     --      $ 12,765   $  103,315
Interest Expense                             25,630        1,200        12,782          --            --         6,321       45,933
Funds Transfer Pricing Allocation            23,435      (15,517)      (17,619)          (15)        9,716        --           --
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       30,028        6,545         4,664           (15)        9,716       6,444       57,382
Provision for Loan Losses                     2,391          309          --            --            --            75        2,775
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses       27,637        6,236         4,664           (15)        9,716       6,369       54,607
Non-Interest Income                           7,844          783         1,443         4,451         1,272         504       16,297
Non-Interest Expense                         31,050        4,252           166         3,623         1,410       2,012       42,513
Merger & Other Unallocated Expenses            --           --            --            --          17,318        --         17,318
------------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes               $    4,431   $    2,767    $    5,941    $      813    $   (7,740)   $  4,861   $   11,073
------------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                     $1,196,625   $   19,639    $  323,845    $     (394)   $  189,001    $242,797   $1,971,513
Funds Used: Interest-Earning Assets         521,139      399,049       689,701          --            --       231,292    1,841,181
   Non-Interest-Earning Assets               11,011         --            --            --         107,816      11,505      130,332
------------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                $  664,475   $ (379,410)   $ (365,856)   $     (394)   $   81,185    $   --     $     --
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Nine Months Ended September 30, 1998     Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                          $   27,093   $   19,567    $   31,681    $     --     $     --      $  22,323   $  100,664
Interest Expense                             23,861          399         9,729          --           --         12,366       46,355
Funds Transfer Pricing Allocation            26,631      (11,445)      (19,998)            4        4,808         --           --
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       29,863        7,723         1,954             4        4,808        9,957       54,309
Provision for Loan Losses                     1,584          585          --            --           --            225        2,394
------------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses       28,279        7,138         1,954             4        4,808        9,732       51,915
Non-Interest Income                           9,350          698         1,137         4,317         --          1,140       16,642
Non-Interest Expense                         32,020        2,880           163         2,907         --          6,304       47,720
Merger & Other Unallocated Expenses            --           --            --            --          3,446         --          3,446
------------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes               $    5,609   $    4,956    $    2,928    $    1,414   $    1,362    $   4,568   $   20,837
------------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                     $1,080,243   $    6,097    $  149,142    $       84   $  193,753    $ 422,412   $1,851,731
Funds Used: Interest-Earning Assets         430,647      277,305       605,471          --         (5,021)     401,058    1,709,460
   Non-Interest-Earning Assets               15,657         --            --            --        105,260       21,354      142,271
------------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                $  633,939   $ (271,208)   $ (456,329)   $       84   $   93,514    $    --     $     --
------------------------------------------------------------------------------------------------------------------------------------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS.

The following discussion of the operating results and financial condition at September 30, 1999 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 and September 30, 1998:

OVERVIEW

The Company realized net income of $6,245,000 for the third quarter of 1999, as compared to net income of $3,742,000 reported for the same period in 1998. The third quarter of 1998 included non-recurring charges, net of taxes, totaling $1,694,000 or $0.11 per diluted share in connection with the acquisition of the State Bank of South Orange ("SBSO"). Earnings per diluted share were $0.39 for the third quarter of 1999 as compared to $0.23 for the prior year period.

Third quarter 1999 operating earnings, net of taxes, totaled $6,245,000 or $0.39 per diluted share. This represents an increase of $809,000 or 14.9% from operating earnings of $5,436,000 for the three months ended September 30, 1998, before merger related charges

For the nine months ended September 30, 1999, net income totaled $6,394,000, as compared to $13,655,000 for the same period last year. Earnings per diluted share were $0.39 and $0.85, respectively. Net income for 1999 reflects non-recurring charges totaling $12,012,000, net of taxes, which the Company recorded during the first six months of 1999 in connection with the acquisition of Raritan, the sale of non-performing assets and the dissolution of the Bank's joint venture in UFS. Operating earnings, net of taxes, totaled $18,406,000 or $1.14 per diluted share, before non-recurring charges for the nine months ended September 30, 1999. This represents an increase of $3,057,000 or 19.9% from operating earnings of $15,349,000 for the nine months ended September 30, 1998.

The increase in operating earnings before non-recurring charges for the three- and nine-month periods ended September 30, 1999 compared to 1998 was primarily the result of increases in net interest income combined with a reduction in non-interest expense partially offset by a decline in non-interest income. These improvements are largely attributable to economies of scale and cost reductions realized as a result of the Raritan acquisition and the acquisition of SBSO, which was completed in the third quarter of 1998.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 1999 was $34,882,000, an increase of $1,308,000 or 3.9% from the $33,574,000 reported for the same period in 1998. For the nine months ended September 30, 1999, interest income totaled $100,901,000, an increase of $1,722,000 or 1.7% from the $99,179,000 reported for the same period in 1998. These increases are primarily attributable to increases in earning asset volume. For the three and nine months ended September 30, 1999, average interest earning assets were up 7.4% and 7.7%, respectively, compared with the same periods in 1998, with most of the growth coming in the real estate and commercial loan categories. The increase in interest income resulting from increases in earning asset volume was partially offset by a reduction in average yield. For the nine months ended September 30, 1999, the average yield on earning assets declined 37 basis points to 7.48% from 7.85% for the same period last year.

Interest Expense

The Company's interest expense for the third quarter of 1999 decreased $6,000 to $16,094,000 from $16,100,000 for the same period last year. For the nine months ended September 30, 1999, interest expense decreased by $422,000, or 0.9%, to $45,933,000 from $46,355,000 for the same period last year. The average cost of interest bearing liabilities declined 26 basis points to 4.04% for the first nine months of 1999 from 4.30% for the nine months ended September 30, 1998, primarily as a result of reductions in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $16,745,000 for the first nine months of 1999 compared to the same period in 1998, while non-interest bearing deposits increased by $49,343,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the third quarter of 1999 was an increase of $1,314,000 or 7.5% in net interest income as compared to the third quarter of 1998. For the nine months ended September 30, 1999, net interest income increased $2,144,000 or 4.1% compared with the same period last year. For the nine months ended September 30, 1999, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 7 basis points and 11 basis points, respectively, from the same period last year.

Provision for Possible Loan Losses

For the three months ended September 30, 1999, the provision for possible loan losses was $900,000, compared to $448,000 for the same period last year. The provision for possible loan losses was $2,775,000 for the nine months ended September 30, 1999, as compared to $2,394,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the third quarter of 1999, compared to the third quarter of 1998, total non-interest income decreased $1,067,000 or 18.2%, due primarily to declines of $252,000 in trust income, $850,000 in net securities gains, and $163,000 in other service charges, commission and fees.

For the nine months of 1999, compared to the same period last year, total non-interest income decreased $345,000 or 2.1%. The decrease was due primarily to declines of $269,000 in service charges on deposit accounts and $333,000 in other service charges, commission and fees partially offset by an increase of $178,000 in other income.


Non-Interest Expense

For the quarter ended September 30, 1999, non-interest expense decreased $3,267,000 from the same period last year. Included in the third quarter of 1998 were non-recurring charges totaling $2,179,000, pre-tax, related to the Bank's acquisition of SBSO. Excluding these charges, non-interest expense decreased by $1,088,000 or 7.1% from 1998. Data processing expense declined by $317,000, or 16.1% as a result of reductions in fees charged by UFS and conversion to a new operating system. UFS, a data processing joint venture, is 50% owned by the Company. As described in Note 4, the Company has decided to terminate its joint venture in UFS. See Note 4 for a discussion of the potential impact on future results of operations. Salaries and benefits expense declined by $408,000 or 6.3% as a result of efficiencies realized in connection with the Raritan and SBSO acquisitions. Amortization of intangible assets decreased by $32,000 or 10.1% during the third quarter of 1999 compared with 1998.

For the nine months ended September 30, 1999, non-interest expense increased $12,111,000 from the same period last year. Included in the first nine months of 1999, were non-recurring charges related to the Raritan acquisition, the sale of non-performing assets, the conversion to a new operating system as well as the dissolution of the Bank's joint venture in UFS, totaling $17,258,000, pre-tax. Included in the first nine months of 1998, were non-recurring charges related to the SBSO acquisition totaling $2,179,000, pre tax. Excluding non-recurring charges, non-interest expense decreased by $2,968,000 or 6.5% from 1998. Data processing expense declined by $1,356,000, or 23.2%. Salaries and benefits expense declined by $994,000 or 5.2%. Amortization of intangible assets decreased by $207,000 or 17.6%. These reductions in non-interest expense for the nine months ended September 30, 1999 compared to 1998 are attributable to the same factors discussed above in the quarterly comparison.

Income Taxes

Income tax expense increased by $559,000 to $2,306,000 for the third quarter of 1999 as compared to $1,747,000 for the same period in 1998. For the nine months ended September 30, 1999 income tax expense declined by $3,432,000. These declines are attributable to reductions in taxable income primarily resulting from non-recurring charges and increases in tax exempt income associated with municipal securities and corporate owned life insurance policies.

Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. During the third quarter of 1999, the Company combined computer systems of Raritan into the Company's computer system. It is impractical to disclose the Raritan segment for prior periods into the other business segments due to system limitations. Summary financial information on a fully taxable equivalent basis for the lines of business is presented in Note 5.

The Corporate segment accounted for a pre-tax income of $3,578,000 for the three months ended September 30, 1999, up from a pre-tax loss of $448,000 for the same period a year ago. The increase in net income before taxes is primarily attributable to merger related charges pertaining to the Company's acquisition of SBSO in the prior year period.

The Retail segment's contribution to net income before taxes increased to $3,759,000 for the three months ended September 30, 1999, up from $1,574,000 for the third quarter of 1998. This increase was primarily due to an improvement in net interest income due to an increase in interest-earning assets coupled with a decrease in non-interest expense. This was partially offset by an increase in the loan loss provision.

The Commercial segment produced net income before taxes of $884,000 in the third quarter of 1999, down from $1,706,000 for the same period in 1998. This decline is primarily attributable to lower yields on earning asset in 1999 partially offset by an increase in interest earning assets.

Investment segment produced net income before taxes of $1,024,000 for the third quarter of 1999, compared to a pre-tax income of $1,034,000 in 1998 as a result of increases in earning asset volume partially offset by lower yields on interest earning assets and a decrease in net securities gains.

The Raritan segment for the third quarter of 1999 is combined among the other business lines as a result of systems conversion during the current quarter. Raritan's contribution to net income before taxes for the third quarter of 1998 was $1,694,000.

For the third quarter of 1999 compared with 1998, pre-tax net income from the Trust division declined $237,000 due to an decrease in non-interest income.

For the nine months ended September 30, 1999, the Corporate segment accounted for a pre-tax loss of $7,740,000, down from pre-tax income of $1,362,000 for the same period a year ago. The decrease in net income before taxes is primarily attributable to merger related charges totaling $9,940,000 in 1999, as well as non-recurring charges pertaining to the Company's conversion to a new operating system and the pending dissolution of UFS totaling $6,185,000.

The Retail segment's contribution to net income before taxes declined to $4,431,000 for the nine months ended September 30, 1999, down from $5,609,000 for the first nine months of 1998. Contributing to this decline was the reduction in yields on interest-earning assets coupled with an increase in the loan loss provision and a decrease in non-interest income. Partially offsetting these declines was the increase in interest-earning assets coupled with a decline in non-interest expense.

The Commercial segment produced net income before taxes of $2,767,000 in the first nine months of 1999, down from $4,956,000 for the same period in 1998. This decline is attributable to lower earning asset yields and losses incurred on the sale of non-performing assets in 1999. In addition, higher non-interest expense contributed to the decline in net income before taxes.

Investment segment net income before taxes totaled $5,941,000 for the first nine months of 1999, up from a pre-tax income of $2,928,000 in 1998 as a result of increases in earning asset volume and an increase in net securities gains.

The Raritan segment's contribution to net income before taxes was $4,861,000 for the nine months ended September 30, 1999. This amount represents Raritan's contribution prior to conversion of Raritan's computer system during the third quarter of 1999. The current quarter's results of Raritan have been combined among the other business lines as a result of systems conversion. Raritan's contribution to net income before taxes for the nine months of 1998 was $4,568,000.

Pre-tax net income from the Trust division fell $601,000 for the nine months ended September 30, 1999 compared with the same period in 1998 due to an increase in non-interest expense partially offset by an increase in non-interest income.


FINANCIAL CONDITION

September 30, 1999 as compared to December 31, 1998:

Total assets increased $135,780,000, or 7.1% from December 31, 1998. Loans, net of allowance, increased by $129,441,000 securities increased by $28,257,000, cash and due from banks increased by $14,560,000, premises and equipment increased $167,000, and other assets increased by $15,720,000. Conversely, there were decreases of $50,100,000 in Federal funds sold, $1,840,000 in intangible assets, $425,000 in other real estate owned.

Total loans at September 30, 1999 increased $128,284,000, or 12.1% to $1,185,365,000 from year-end 1998. Commercial loans contributed $100,287,000 to the first nine months of loan growth, an increase of 43.4% over December 31, 1998. Lease financing grew by $5,345,000 or 48.5% compared with December 31, 1998. Installment loans increased $2,485,000 or 1.2% from December 31, 1998 and real estate loans increased by $20,479,000 or 3.3% compared with year-end 1998.

The following schedule presents the components of gross loans, by type, for each period presented.

                               September 30,   December 31,
 (In Thousands)                    1999           1998
                                ----------     ----------
Commercial                      $  331,418     $  231,131
Real Estate                        635,767        615,288
Lease Financing                     16,367         11,022
Installment                        208,756        206,271
                                ----------     ----------
Total Loans Outstanding          1,192,308      1,063,712
Less: Unearned Income                6,943          6,631
                                ----------     ----------
Loans, Net of Unearned Income   $1,185,365     $1,057,081
                                ==========     ==========

Within the securities portfolio, the majority of the increase was due to purchases of corporate debt securities and other securities. The amortized cost and approximate market value of securities are summarized as follows:

                                      September 30, 1999    December 31, 1998
                                      -------------------   -------------------
                                      Amortized   Market    Amortized   Market
 Securities Available for Sale          Cost      Value       Cost      Value
                                      ---------  --------   ---------  --------
                                                    (in thousands)

U.S. Treasury Securities              $    999   $  1,001   $  2,502   $  2,514

Obligations of U.S. Government

   Agencies and Corporations           107,724    101,375     66,872     66,933

Obligations of States and

   Political Subdivisions               81,154     75,131     76,930     79,484

Mortgage-Backed Securities             403,587    384,677    388,564    391,123

Corporate Debt Securities               37,911     35,520     23,343     24,000

Other Securities                        61,057     64,568     41,830     45,208

                                      --------   --------   --------   --------
Total Securities Available For Sale    692,432    662,272    600,041    609,262
                                      ========   ========   ========   ========


Securities Held to Maturity

U.S. Treasury Securities                 5,000      4,977      2,000      2,020

Obligations of U.S. Government

   Agencies and Corporations             4,997      4,763     14,994     15,010

Obligations of States and

   Political Subdivisions               24,162     23,860     22,141     22,445

Mortgage-Backed Securities               4,584      4,500     24,089     24,045

Other Securities                           175        175        150        155

                                      --------   --------   --------   --------
Total Securities Held to Maturity       38,918     38,275     63,374     63,675
                                      --------   --------   --------   --------

Trading Securities                         684        942        675      1,239

                                      --------   --------   --------   --------
Total Securities                      $732,034   $701,489   $664,090   $674,176
                                      ========   ========   ========   ========

Total deposits increased $52,720,000 or 3.8%. Time deposits increased by $69,511,000, while savings deposits decreased $4,904,000 and Demand deposits decreased by $11,887,000. Short-term borrowings increased by $25,270,000 while other borrowings increased by $81,491,000, as the Bank continued to utilize Growth Strategies to increase the loan and investment portfolios. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of September 30, 1999 and December 31, 1998, 1997, 1996, and 1995:

                                  September 30,  December 31,  December 31,  December 31,  December 31,
(Dollars in Thousands)                 1999          1998          1997          1996          1995
                                  -------------  ------------  ------------  ------------  ------------
Total Assets                     $2,052,974      $1,917,194    $1,789,426    $1,550,129    $1,489,773

Total Loans (Net of Unearned
Income)                          $1,185,365      $1,057,081    $  931,266    $  898,788    $  812,985

Allowance for Possible Loan
Losses                           $   10,017      $   11,174    $   11,739    $   11,874    $   11,440
   % of Total Loans                    0.85%           1.06%         1.26%         1.32%         1.41%

Total Non-Performing Loans (1)   $    7,054      $    8,612    $    9,973    $   13,018    $   10,314
   % of Total Assets                   0.34%           0.45%         0.56%         0.84%         0.69%
   % of Total Loans                    0.60%           0.81%         1.07%         1.45%         1.27%

Allowance for Possible Loan
Losses

  To Non-Performing Loans            142.00%         129.75%       117.71%        91.21%       110.92%

Total of Non-Performing Assets   $    7,138      $    9,170    $   11,650    $   15,163    $   13,609
   % of Total Assets                   0.35%           0.48%         0.65%         0.98%         0.91%


(1) Non-performing loans consist of:
   (a) impaired loans, which includes non-accrual and renegotiated loans, and

   (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At September 30, 1999, there were $3,742,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $32,000, which is performing in accordance with the restructured agreement.

For the nine months ended September 30, 1999, the Company recognized no interest income on impaired loans.

Allowance for Possible Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At September 30, 1999, the allowance for possible loan losses was $10,017,000, down $1,157,000 compared to $11,174,000 at year-end 1998. Net charge-offs for the nine months ended September 30, 1999 were $3,139,000. In addition, the allowance was reduced by $793,000 in connection with the sale of non-performing loans during the first quarter of 1999.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

The allowance for possible loan losses declined from December 31, 1998 despite overall growth in the loan portfolio, primarily as a result of management's assessment of improvements in credit quality attributable to the sale of $3,859,000 in non-performing loans. At September 30, 1999, the ratio of the allowance for possible loan losses to non-performing loans was 142.00% as compared to 129.75% at December 31, 1998. In the opinion of Management, the allowance for possible loan losses at September 30, 1999 was adequate to absorb possible future losses on existing loans and commitments based upon currently available information.*

Liquidity Management

At September 30, 1999, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At September 30, 1999, liquid investments, comprised of money market mutual fund instruments, totaled $41,696,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $136,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 1999, the Company had $620,586,000 of lines of credit under which $224,767,000 was available.

Capital

Total stockholders' equity decreased $26,821,000 during the current year to $131,421,000 at September 30, 1999 from $158,242,000 at December 31, 1998. The decrease during the nine-month period was due to three quarterly cash dividends declared totaling $9,379,000 and a decrease of $25,812,000 (net of tax) in September 30, 1999 market value of the Company's available for sale securities portfolio from the evaluation at December 31, 1998. Partially offsetting these decreases were the exercises of stock options of $1,777,000, restricted stock activity of $199,000, and net income of $6,394,000.

The following table reflects the Company's capital ratios, as of September 30, 1999 and December 31, 1998 in accordance with current regulatory guidelines.

(Dollars in Thousands)                    September 30, 1999   December 31, 1998
                                          ------------------   -----------------
                                           Amount     Ratio     Amount    Ratio
                                          --------   -------   --------  -------
Risk-Based Capital
Tier I Capital
  Actual                                  $163,725    11.69%   $163,304   13.53%

  Regulatory Minimum Requirements           56,039     4.00      48,276    4.00

  For Classification as Well Capitalized    84,059     6.00      72,414    6.00


Combined Tier I and Tier II Capital
  Actual                                   173,742    12.40     174,139   14.43

  Regulatory Minimum Requirements          112,078     8.00      96,552    8.00

  For Classification as Well Capitalized   140,098    10.00     120,690   10.00

Leverage
  Actual                                   163,725     8.10     163,304    8.51

  Regulatory Minimum Requirements           80,858     4.00      76,777    4.00

  For Classification as Well Capitalized   101,072     5.00      95,971    5.00


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

The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs, such as testing, software purchases and marketing, are not anticipated to be material to the Company in any one year*. The Company has incurred costs of approximately $550,000 to date related to Year 2000 readiness. The Company does not anticipate any significant costs to be incurred during the fourth quarter for Year 2000 readiness. The Company expects to fund these costs out of normal operating cash. While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition without any significant adverse effect on business operations or financial condition.*

The Company has completed a remediation contingency plan for Year 2000 compliance for its mission critical applications. The remediation contingency plan outlines the actions to be taken if the current approach to remediating mission critical applications does not appear to be able to deliver a Year 2000 compliant system when required. Predetermined target dates have been established for all mission critical applications. If testing of the mission critical application is not completed by the target date, then alternative actions would be taken as outlined in the remediation contingency plan. In addition, the Company also has a comprehensive business resumption plan to facilitate timely restoration of services in the event of business disruption. The Company's remediation contingency plan and business resumption plan will be reviewed and updated as needed throughout 1999. The Company has prepared a contingency plan for all other hardware, software and vendors.

Item 3 - MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year and within 20% over the two-year time frame. At September 30, 1999, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1998.*

Management also monitors interest rate risk by utilizing a market value of equity model. The model computes estimated changes in net portfolio value ("NPV") of its cash flows from the Company's assets and liabilities in the event of a change in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of gain or loss in market risk sensitive instruments in the event of an immediate and sustained 200 basis point increase or decrease in market interest rates. The Company's ALCO policy indicates that the level of interest rate risk is acceptable if the immediate 200 basis point change in interest rates would not result in the loss of more than 25% from the base market value of equity. At September 30, 1999, the market value of equity indicates an acceptable level of interest rate risk, with no significant change since December 31, 1998.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNITED NATIONAL BANCORP
                                                  (Registrant)


Dated: November 15, 1999              By:  THOMAS C. GREGOR
                                      Thomas C. Gregor, Chairman
                                      President and CEO






Dated: November 15, 1999              By:  A. RICHARD ABRAHAMIAN
                                      A. Richard Abrahamian
                                      Senior Vice President & Chief
                                      Accounting Officer of United National Bank
                                      (Principal Accounting Officer)