Form 10-Q/A
period 1999-03-31
UNITED NATIONAL BANCORP
filed 2000-01-24
CIK 831959

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

                           UNITED NATIONAL BANCORP


                                 FORM 10-Q/A

United National Bancorp files this Form 10-Q/A to reflect an $872,000 increase in our first quarter 1999 provision for income taxes. This change relates to charges in connection with the Raritan merger. This change increased United's first quarter one-time merger-related charge, net of taxes, from $7,256,000 to $8,128,000, and increased our first quarter net loss to $3,446,000. The change had no effect on United's core operating earnings.

                                   INDEX


PART I -  FINANCIAL INFORMATION                                        PAGE(S)

ITEM 1   Consolidated Financial Statements and Notes to
         Consolidated Financial Statements                              1-9


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10-20

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk       21


PART II - OTHER INFORMATION


ITEM 4 Submission of Matters to a Vote of Security Holders              22

ITEM 6   Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                              24

Part I - Financial Information
Item 1 - Financial Statements
                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                 March 31,                  December 31,
                                                                    1999                        1998
                                                              -----------------            ----------------
ASSETS
Cash and Due from Banks                                             $   54,843                  $   52,867
Federal Funds Sold                                                      22,000                      50,100
Securities Available for Sale, at Market Value                         664,607                     609,262
Securities Held to Maturity                                             54,162                      63,374
Trading Account Securities, at Market Value                              1,195                       1,239
Loans, Net of Unearned Income                                        1,077,710                   1,056,953
  Less: Allowance for Possible Loan Losses                              10,820                      11,174
                                                              -----------------            ----------------
  Loans, Net                                                         1,066,890                   1,045,779
Mortgage Loans Held for Sale                                                 -                         128
Premises and Equipment, Net                                             29,038                      29,248
Investment in Joint Venture                                              2,704                       2,931
Other Real Estate, Net                                                     150                         507
Intangible Assets, Primarily Core Deposit Premiums                       8,686                       9,288
Other Assets                                                            57,341                      52,471
                                                              -----------------            ----------------

     Total Assets                                                   $1,961,616                  $1,917,194
                                                              =================            ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                            $  242,668                  $  263,700
  Savings                                                              570,935                     549,095
  Time                                                                 603,900                     590,618
                                                              -----------------            ----------------
     Total Deposits                                                  1,417,503                   1,403,413

Short-Term Borrowings                                                  161,323                     154,635
Other Borrowings                                                       188,237                     154,942
Other Liabilities                                                       26,303                      25,962
                                                              -----------------            ----------------
   Total Liabilities                                                 1,793,366                   1,738,952

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                                20,000                      20,000
                                                              -----------------            ----------------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                                                -                           -
Common Stock, $1.25 Par Value, Authorized
  Shares 16,000,000, Issued Shares 15,219,201  in
  1999 and 15,318,038 in 1998, Outstanding
  Shares 15,115,467 in 1999 and 15,021,180 in 1998                      19,024                      19,148
Additional Paid-in Capital                                             110,961                     112,015
Retained Earnings                                                       18,680                      25,921
Treasury Stock, at Cost - 103,734  shares in 1999 and
  296,858 shares in 1998                                                (1,352)                     (4,660)
Restricted Stock                                                           (97)                       (248)
Accumulated Other Comprehensive Income                                   1,034                       6,066
                                                              -----------------            ----------------
                                                              -----------------            ----------------
Total Stockholders' Equity                                             148,250                     158,242
                                                              -----------------            ----------------

     Total Liabilities and Stockholders' Equity                     $1,961,616                  $1,917,194
                                                              =================            ================

See Accompanying Notes to Consolidated Financial Statements.

                                     United National Bancorp
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands, Except Share Data)
                                           (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                  ----------------     ----------------
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
INTEREST INCOME
Interest and Fees on Loans                                                               $ 21,712              $21,129
Interest and Dividends on Securities Available for Sale:
    Taxable                                                                                 8,565                8,932
    Tax-Exempt                                                                              1,105                  708
Interest  and Dividends on Securities Held to Maturity:
    Taxable                                                                                   498                1,023
    Tax-Exempt                                                                                255                  193
Dividends on Trading Accounts Securities                                                        8                    6
Interest on Federal Funds Sold and
  Deposits with Federal Home Loan Bank                                                        397                  740
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
        TOTAL INTEREST INCOME                                                              32,540               32,731
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

INTEREST EXPENSE
Interest on Savings Deposits                                                                2,789                3,012
Interest on Time Deposits                                                                   7,656                8,878
Interest on Short-Term Borrowings                                                           1,719                  933
Interest on Other Borrowings                                                                2,557                2,148
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
    Total Interest Expense                                                                 14,721               14,971
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

Net Interest Income                                                                        17,819               17,760
Provision for Possible Loan Losses                                                            975                1,098
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
Net Interest Income After
     Provision for Possible Loan Losses                                                    16,844               16,662
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

NON-INTEREST INCOME
Trust Income                                                                                1,566                1,437
Service Charges on Deposit Accounts                                                         1,151                1,320
Other Service Charges, Commissions and Fees                                                 1,475                1,613
Net Gains from Securities Transactions                                                        675                  156
Other Income                                                                                  789                  831
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
       TOTAL NON-INTEREST INCOME                                                            5,656                5,357
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                                                       6,544                6,508
Occupancy Expense, Net                                                                      1,283                1,215
Furniture and Equipment Expense                                                             1,078                1,028
Data Processing Expense                                                                     1,502                1,915
Distributions of Series B Capital Securities                                                  501                  501
Amortization of Intangible Assets                                                             603                  430
Merger Related Charge & Loss on Sale of Assets                                             11,073                    -
Other Expenses                                                                              3,476                3,705
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
        TOTAL NON-INTEREST EXPENSE                                                         26,060               15,302
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

(Loss) Income Before Provision for Income Taxes                                            (3,560)               6,717
(Benefit) Provision for Income Taxes                                                         (114)               1,887
                                                                                  ----------------     ----------------
NET (LOSS) INCOME                                                                        $( 3,446)             $ 4,830
                                                                                  ================     ================

NET (LOSS) INCOME PER COMMON SHARE:
       Basic                                                                             $  (0.23)             $  0.33
                                                                                  ================     ================
       Diluted                                                                           $  (0.23)             $  0.32
                                                                                  ================     ================
Weighted Average Shares Outstanding:
       Basic                                                                               14,891               14,719
       Diluted                                                                             14,891               15,155

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

CAPTION>

                                                                                                           Accumulated
                                                 Additional                                                   Other        Total
                                      Common       Paid-In      Retained       Treasury     Restricted   Comprehensive Stockholders'
                                      Stock       Capital       Earnings        Stock          Stock         Income         Equity
                                    ----------  ------------  ------------  -------------  ------------  --------------  ----------

Balance December 31, 1998             $19,148      $112,015       $25,921       $(4,660)        $(248)        $ 6,066      $158,242

Net Loss                                    -             -        (3,446)            -             -               -        (3,446)

Cash Dividends Declared
   $0.20 Per Share                          -             -        (3,311)            -             -               -        (3,311)

Exercise of Stock Options
   (226,711 Shares)                        41           431          (484)        1,610             -               -         1,598

Change in Unrealized Gain on
  Securities Available for Sale,
  Net of Tax                                -             -             -             -             -          (5,032)       (5,032)

Retirement of Treasury Stock             (168)       (1,530)            -         1,698             -               -             -

Restricted Stock Activity, Net              3            45             -             -           151               -           199
                                    ----------  ------------  ------------  -----------  ------------  --------------  ------------


Balance March 31, 1999                $19,024      $110,961       $18,680       $(1,352)        $ (97)        $ 1,034      $148,250
                                    ==========  ============  ============  ===========  ============  ==============  ============


See Accompanying Notes to Consolidated Financial Statements.

                                     United National Bancorp
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------     ----------------
OPERATING ACTIVITIES
Net (Loss) Income                                                        $  (3,446)           $   4,830
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                              1,325                1,143
  Amortization of Securities, Net                                              230                  284
  Provision for Possible Loan Losses                                           975                1,098
  Provision for Deferred Income Taxes                                         (752)                  51
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                                                   (6)                  22
  Net Gains from  Securities Transactions                                     (675)                (156)
  Trading Account Securities Activity, Net                                      56                 (110)
  Increase in Other Assets                                                  (5,834)              (4,681)
  Decrease in Other Liabilities                                                341               (2,151)
  Restricted Stock Activity                                                    199                   74
                                                                    -----------------    -----------------
   Net Cash (Used in) Provided by Operating Activities                      (7,587)                 404
                                                                    -----------------    -----------------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                                        104,326              105,655
  Proceeds from Maturities of Securities                                    34,641               18,011
  Purchases of Securities                                                 (194,229)            (143,141)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                                    12,005               19,412
  Purchases of Securities                                                   (5,533)             (21,847)
Net Increase in Loans                                                      (21,958)             (11,337)
Expenditures for Premises and Equipment                                       (544)                (946)
Proceeds from Disposal of Premises and Equipment                                38                  349
(Increase) Decrease in Other Real Estate                                       357                  (75)
                                                                    -----------------    -----------------
  Net Cash Used in Investing Activities                                    (70,897)             (33,919)
                                                                    -----------------    -----------------

FINANCING ACTIVITIES
Net Increase in Demand and Savings Deposits                                    808               19,531
Net  Increase (Decrease) in Certificates of Deposit                         13,282               (6,075)
Net Increase (Decrease) in Short-Term Borrowings                             6,688              (14,612)
Net Increase in Other Borrowed Funds                                        33,295               46,953
Cash Dividends on Common Stock                                              (3,311)              (1,821)
Proceeds from Exercise of Stock Options                                      1,598                  190
Purchase of Treasury Stock                                                       -                  (23)
                                                                    -----------------    -----------------
  Net Cash Provided by Financing Activities                                 52,360               44,143
                                                                    -----------------    -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (26,124)              10,628
Cash and Cash Equivalents at Beginning of Period                           102,967               85,148
                                                                    =================    =================
Cash and Cash Equivalents at End of Period                               $  76,843            $  95,776
                                                                    =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:
 Interest                                                                $  14,359            $  15,486
 Income Taxes                                                                4,200                3,411

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

Separate results of the combined entities for the three months ended March 31, are as follows (in thousands):


Net Interest Income After Provision for
  Possible Loan Losses                            1999                1998
                                            ------------        ------------
     The Company                          $      13,346          $   13,437
     Raritan                                      3,498               3,225
                                            ------------        ------------
Total                                            16,844              16,662
                                            ============        ============
Net (Loss) Income
     The Company                                 (4,619)              3,827
     Raritan                                      1,173               1,003
                                            ------------        ------------
Total                                      $     (3,446)         $    4,830
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

(2)      Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the three month periods ended March 31 (in thousands):


                                                 1999                   1998
                                       --------------------    -----------------
Net (Loss) Income                                $(3,446)               $4,830
Change in Unrealized Gain
on Securities Available for Sale                  (5,032)                  447
                                       --------------------    -----------------

Comprehensive (Loss) Income                      $(8,478)               $5,277
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

(5)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and Raritan. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below (in thousands).

Results of Operations for
The Three Months Ended March 31, 1999             Retail     Commercial   Investments     Trust     Corporate  Raritan  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income                                $    8,303     $   7,722    $  10,100    $    -     $      -    $  7,128  $   33,253
Interest Expense                                    7,540           268        3,358         -            -       3,555      14,721
Funds Transfer Pricing Allocation                   8,319        (4,633)      (5,847)       (3)       2,164           -           -
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                              9,082         2,821          895        (3)       2,164       3,573      18,532
Provision for Loan Losses                             518           382            -         -            -          75         975
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                                 8,564         2,439          895        (3)       2,164       3,498      17,557
Non-Interest Income                                 2,379           235          793     1,568          389         292       5,656
Non-Interest Expense                               10,391         1,526           54     1,275           54       1,995      15,295
Merger & Other Unallocated Expenses                     -             -            -         -       10,765           -      10,765
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                     $      552     $   1,148    $   1,634    $  290     $ (8,266)   $  1,795  $   (2,847)
-----------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                           $1,102,045     $  13,937    $ 243,379    $ (271)    $159,373    $422,223  $1,940,686
Funds Used:  Interest-Earning Assets              418,818       365,393      611,837        -             -     399,173   1,795,221
Non-Interest-Earning  Assets                        7,094             -            -        -       115,321      23,050     145,465
-----------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                      $  676,133     $(351,456)   $(368,458)   $ (271)    $ 44,052    $      -  $        -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------


Results of Operations for
The Three Months  Ended March 31, 1998            Retail     Commercial     Investments    Trust   Corporate   Raritan  Consolidated
Interest Income                                $    9,815     $   6,074    $  10,071    $    -     $      -    $  7,248  $   33,208
Interest Expense                                    8,469            49        2,505         -            -       3,948      14,971
Funds Transfer Pricing Allocation                   8,881        (3,504)      (6,512)       (1)       1,136           -           -
   Net Interest Income                             10,227         2,521        1,054        (1)       1,136       3,300      18,237
-----------------------------------------------------------------------------------------------------------------------------------
Provision for Loan Losses                             674           349            -         -            -          75       1,098
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                                 9,553         2,172        1,054        (1)       1,136       3,225      17,139
Non-Interest Income                                 2,839           282          136     1,439          366         295       5,357
Non-Interest Expense                               10,698           917           50       907            -       2,101      14,673
Unallocated Expenses                                    -             -            -         -          629           -         629
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                     $    1,694     $   1,537    $   1,140    $  531     $    873    $  1,419  $    7,194
-----------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                           $1,079,027     $   2,219    $ 192,074    $  (81)    $116,604    $407,409  $1,797,252
Funds Used:  Interest-Earning Assets              441,059       242,090      592,388         -           50     387,605   1,663,192
Non-Interest-Earning  Assets                       16,100             -            -         -       98,156      19,804     134,060
-----------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                      $  621,868     $(239,871)   $(400,314)   $  (81)    $ 18,398    $      -  $        -
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


                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and March 31, 1998:

OVERVIEW

The Company realized a net loss of $3,446,000 for the first quarter of 1999, as compared to net income of $4,830,000 reported for the same period in 1998. The first quarter of 1999 included one-time charges, net of taxes, totaling $8,864,000 or $0.59 per diluted share. One-time charges consisted of $8,128,000 related to the acquisition of Raritan and $736,000 pertaining to the sale of $4,465,000 of non-performing assets. (Loss) earnings per diluted share were $(0.23) for the first quarter of 1999 as compared to $0.32 for the prior year.

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


Income Taxes

Income tax benefit of $114,000 was recognized for the first quarter of 1999 as compared to expense of $1,887,000 for the same period in 1998. The effective tax rate for the quarters ended March 31, 1999 and 1998 was 3% and 28%, respectively.


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

FINANCIAL CONDITION

March 31, 1999 as compared to December 31, 1998:

Total assets increased $44,422,000 or 2.3% from December 31, 1998. Securities increased by $46,089,000, loans increased by $20,983,000, net of allowance, other assets increased by $4,870,000, and cash and due from banks increased by $1,976,000. Conversely, there were decreases of $28,100,000 in Federal funds sold, $602,000 in intangible assets, $357,000 in other real estate owned, $227,000 in investment in joint venture and $210,000 in premises and equipment.

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




The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                                         March 31, 1999                     December 31, 1998
                                                  ------------------------------       -----------------------------
                                                   Amortized          Market            Amortized         Market
Securities Available for Sale                        Cost             Value               Cost             Value
- ----------------------------------------------    ------------     -------------       ------------     ------------

U.S. Treasury Securities                             $  1,000          $  1,007           $  2,502         $  2,514

Obligations of U.S. Government
   Agencies and Corporations                           98,557            96,503             66,872           66,933

Obligations of States and
   Political Subdivisions                             107,201           109,358             76,930           79,484

Mortgage-Backed Securities                            379,294           377,745            388,564          391,123

Corporate Debt Securities                              26,942            26,336             23,343           24,000

Other Securities                                       50,425            53,658             41,830           45,208
                                                  ------------     -------------       ------------     ------------

Total Securities Available For Sale                   663,419           664,607            600,041          609,262
                                                  ------------     -------------       ------------     ------------

Securities Held to Maturity
- ----------------------------------------------

U.S. Treasury Securities                                5,000             5,010              2,000            2,020

Obligations of U.S. Government
   Agencies and Corporations                            4,995             4,947             14,994           15,010

Obligations of States and
   Political Subdivisions                              22,625            22,880             22,141           22,445

Mortgage-Backed Securities                             21,392            21,396             24,089           24,045

Other Securities                                          150               156                150              155
                                                  ------------     -------------       ------------     ------------

Total Securities Held to Maturity                      54,162            54,389             63,374           63,675
                                                  ------------     -------------       ------------     ------------

Trading Securities                                        731             1,195                675            1,239
- ----------------------------------------------    ------------     -------------       ------------     ------------

Total Securities                                     $718,312          $720,191           $664,090         $674,176
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


Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of March 31, 1999 and December 31, 1998, 1997, 1996, and 1995:

                                            March 31,         December 31,        December 31,        December 31,    December 31,
(Dollars in Thousands)                        1999                1998                1997                1996             1995
                                       ---------------  -----------------   -----------------   -----------------    -------------
Total Assets                               $1,961,616         $1,917,194          $1,789,426          $1,550,129       $1,489,773

Total Loans (Net of Unearned Income)       $1,077,710         $1,057,081          $  931,266          $  898,788       $  812,985

Allowance for Possible Loan Losses         $   10,820         $   11,174          $   11,739          $   11,874       $   11,440
   % of Total Loans                              1.00 %             1.06 %              1.26 %              1.32 %           1.41 %

Total Non-Performing Loans (1)             $    6,296         $    8,612          $    9,973          $   13,018       $   10,314
   % of Total Assets                             0.32 %             0.45 %              0.56 %              0.84 %           0.69 %
   % of Total Loans                              .058 %             0.81 %              1.07 %              1.45 %           1.27 %

Allowance for Possible Loan Losses
  to Non-Performing Loans                      171.86 %           129.75 %            117.71 %             91.21 %         110.92 %

Total of Non-Performing Assets             $    6,494         $    9,170          $   11,650          $   15,163       $   13,609
   % of Total Assets                             0.33 %             0.48 %              0.65 %              0.98 %           0.91 %

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

Capital

Total stockholders' equity decreased $9,992,000 to $148,250,000 at March 31, 1999 from the $158,242,000 recorded at the end of 1998. The decrease was due to cash dividends declared totaling $3,311,000, the net loss of $3,446,000, and a decrease in net unrealized gains on securities available for sale of $5,032,000, partially offset by exercises of stock options of $1,598,000 and restricted stock activity of $199,000.

The following table reflects the Company's capital ratios, as of March 31, 1999 and December 31, 1998 in accordance with current regulatory guidelines.


(Dollars in Thousands)                                  March 31, 1999               December 31, 1998
                                                   --------------------------   -----------------------------
                                                       Amount        Ratio           Amount          Ratio
                                                   ---------------  ---------   ------------------  ---------
Risk-Based Capital
Tier I Capital
  Actual                                                 $160,607      12.56 %           $163,304      13.53 %

  Regulatory Minimum Requirements                          51,160       4.00               48,276       4.00

  For Classification as Well Capitalized                   76,740       6.00               72,414       6.00


Combined Tier I and Tier II Capital
  Actual                                                  171,427      13.40              174,139      14.43

  Regulatory Minimum Requirements                         102,320       8.00               96,552       8.00

  For Classification as Well Capitalized                  127,900      10.00              120,690      10.00

Leverage
  Actual                                                  160,607       8.32              163,304       8.51

  Regulatory Minimum Requirements                          77,226       4.00               76,777       4.00

  For Classification as Well Capitalized                   96,533       5.00               95,971       5.00

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




                                                        UNITED NATIONAL BANCORP
                                                              (Registrant)






Dated: January 21, 2000                             By:  /s/ THOMAS C. GREGOR
                                                    Thomas C. Gregor
                                                    Chairman, President and CEO






Dated: January 21, 2000                             By: /s/ DONALD W. MALWITZ
                                                    Donald W. Malwitz
                                                    Vice President & Treasurer