Form 10-Q/A
period 1999-06-30
UNITED NATIONAL BANCORP
filed 2000-01-24
CIK 831959

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


Commission File Number: 000-16931

                    United National Bancorp
      (Exact name of registrant as specified in its charter)

    New Jersey                                         22-2894827
---------------------------------            ----------------------------------
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

   1130 Route 22 East, Bridgewater,                    08807-0010
            New Jersey
--------------------------------------------------------------------------------

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

                      UNITED NATIONAL BANCORP


                             FORM 10-Q/A


United National Bancorp files this Form 10-Q/A  to reflect changes to our  year-
to-date financials resulting  from  an  $872,000  increase  in   our   first
quarter 1999 provision for income taxes. This change relates to charges in connection with the Raritan merger. This change increased United's first quarter one-time merger-related charge, net of taxes, from $7,256,000 to $8,128,000, and increased our first quarter net loss to $3,446,000. The change had no effect on United's core operating earnings.


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

Part I - Financial Information
Item 1 - Financial Statements

                            United National Bancorp
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                            June 30,           December
                                                                  31,
                                              1999                1998
                                           -----------         -----------
ASSETS
Cash and Due from Banks                    $   65,239          $   52,867
Federal Funds Sold                              4,500              50,100
Securities Available for Sale, at
  Market Value                                675,387             609,262
Securities Held to Maturity                    39,348              63,374
Trading Account Securities, at
  Market Value                                  1,175               1,239
Loans, Net of Unearned Income               1,136,112           1,056,953
  Less: Allowance for Possible Loan Losses     10,690              11,174
                                           -----------         -----------
  Loans, Net                                1,125,422           1,045,779
Mortgage Loans Held for Sale                        -                 128
Premises and Equipment, Net                    28,944              29,248
Investment in Joint Venture                     1,954               2,931
Other Real Estate, Net                            129                 507
Intangible Assets, Primarily Core
  Deposit Premiums                              7,771               9,288
Other Assets                                   64,240              52,471
                                           -----------         -----------

     Total Assets                          $2,014,109          $1,917,194
                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                   $  271,197          $  263,700
  Savings                                     566,012             549,095
  Time                                        652,745             590,618
                                           -----------         -----------
     Total Deposits                         1,489,954           1,403,413

Short-Term Borrowings                         137,624             154,635
Other Borrowings                              203,424             154,942
Other Liabilities                              29,407              25,962
                                           -----------         -----------
   Total Liabilities                        1,860,409           1,738,952

Company-Obligated Mandatorily
 Redeemable Preferred Series B Capital
 Securities of a Subsidiary Trust Holding
 Solely Junior Subordinated Debentures of
 the Company                                   20,000              20,000
                                           -----------         -----------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized
 1,000,000 shares, none
 issued and outstanding                             -                   -
Common Stock, $1.25 Par Value,
 Authorized Shares 25,000,000,
 Issued Shares 15,229,617  in
 1999 and 15,318,038 in 1998,
 Outstanding Shares 15,125,883
 in 1999 and 15,021,180 in 1998                19,037              19,148

Additional Paid-in Capital                    111,091             112,015
Retained Earnings                              18,357              25,921
Treasury Stock, at Cost - 103,734
 shares in 1999 and
 296,858 shares in 1998                        (1,352)             (4,660)
Restricted Stock                                  (97)               (248)
Accumulated Other Comprehensive               (13,336)              6,066
(Loss) Income
                                           -----------         -----------
Total Stockholders' Equity                    133,700             158,242
                                           -----------         -----------

Total Liabilities and
Stockholders' Equity                       $2,014,109          $1,917,194
                                           ===========         ===========


See Accompanying Notes to Consolidated Financial Statements.

                                  United National Bancorp
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands, Except Share Data)
                                        (Unaudited)

                                               Three Months        Six Months
                                                  Ended               Ended
                                                 June 30,           June 30,
                                             -----------------   ---------------
                                              1999     1998       1999     1998
                                             -------- --------   -------  ------
INTEREST INCOME
Interest and Fees on Loans                   $22,558  $21,274   $44,270  $42,403
Interest and Dividends on Securities
 Available for Sale:
   Taxable                                     9,102    9,214    17,667   18,146
   Tax-Exempt                                  1,308      716     2,413    1,424
Interest and Dividends on Securities Held
 to Maturity:
   Taxable                                       225      943       723    1,966
   Tax-Exempt                                    256      220       511      413
Dividends on Trading Account Securities            9        7        17       13
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank           21      502       418    1,242
                                             -------- --------   -------  ------
   TOTAL INTEREST INCOME                      33,479   32,876    66,019   65,607
                                             -------- --------   -------  ------

INTEREST EXPENSE
Interest on Savings Deposits                   2,606    3,065     5,395    6,077
Interest on Time Deposits                      8,093    8,293    15,749   17,171
Interest on Short-Term Borrowings              1,427    1,811     3,146    2,744
Interest on Other Borrowings                   2,992    2,115     5,549    4,263
                                             -------- --------   -------  ------
   TOTAL INTEREST EXPENSE                     15,118   15,284    29,839   30,255
                                             -------- --------   -------  ------

Net Interest Income                           18,361   17,592    36,180   35,352
Provision for Possible Loan Losses               900      848     1,875    1,946
                                             -------- --------   -------  ------
Net Interest Income After Provision for
 Possible Loan Losses                         17,461   16,744    34,305   33,406
                                             -------- --------   -------  ------

NON-INTEREST INCOME
Trust Income                                   1,567    1,438     3,133    2,875
Service Charges on Deposit Accounts            1,139    1,294     2,290    2,614
Other Service Charges, Commissions and Fees    1,663    1,695     3,138    3,308
Net Gains from Securities Transactions           639      231     1,314      387
Other Income                                     825      748     1,614    1,579
                                             -------- --------   -------  ------
   TOTAL NON-INTEREST INCOME                   5,833    5,406    11,489   10,763
                                             -------- --------   -------  ------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits          5,720    6,342    12,264   12,850
Occupancy Expense, Net                         1,246    1,183     2,529    2,398
Furniture and Equipment Expense                1,096    1,375     2,174    2,403
Data Processing Expense                        1,346    1,972     2,848    3,887
Distributions of Series B Capital Securities     500      500     1,001    1,001
Amortization of Intangible Assets                 81      429       684      859
Non-Recurring Charges                          6,185        -    17,258        -
Other Expenses                                 3,452    3,203     6,928    6,908
                                             -------- --------   -------  ------
   TOTAL NON-INTEREST EXPENSE                 19,626   15,004    45,686   30,306
                                             -------- --------   -------  ------

Income Before Provision for Income Taxes       3,668    7,146       108   13,863
Provision for Income Taxes                       945    2,063       831    3,950
                                             ======== ========   =======  ======
NET INCOME (LOSS)                            $ 2,723  $ 5,083   $  (723) $ 9,913
                                             ======== ========   =======  ======

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                     $  0.18  $  0.34   $ (0.05) $  0.67
                                             ======== ========   =======  ======
   Diluted                                   $  0.18  $  0.33   $ (0.05) $  0.65
                                             ======== ========   =======  ======

Weighted Average Shares Outstanding:
   Basic                                      15,119   14,737    15,005   14,728
   Diluted                                    15,280   15,193    15,005   15,174
See Accompanying Notes to Consolidated
Financial Statements.

                                           United National Bancorp
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (In Thousands, Except Share Data)
                                                 (Unaudited)


                                                                            Accumulated
                                   Additional                                 Other        Total
                           Common  Paid-In   Retained  Treasury  Restricted Comprehensive  Stockholders'
                           Stock   Capital   Earnings   Stock     Stock      Income        Equity
                           ------- --------  --------  --------  -------- -------------- -----------
Balance December 31, 1998  $19,148 $112,015  $25,921   $(4,660)   $ (248)      $  6,066    $158,242

Net Income                      -        -      (723)        -         -              -        (723)

Cash Dividends Declared
   $0.20 Per Share              -        -    (6,357)        -         -              -      (6,357)

Exercise of Stock Options
   (237,127 Shares)            54       561     (484)    1,610         -              -       1,741

Change in Unrealized
Gain on
  Securities Available
for Sale,
  Net of Tax                    -        -         -         -         -        (19,402)    (19,402)

Retirement of Treasury        (168)  (1,530)       -     1,698         -              -           -
Stock

Restricted Stock                 3       45        -         -       151              -         199
Activity, Net
                           ------- --------  --------  --------  -------- -------------- -----------
Balance-June 30, 1999      $19,037 $111,091  $18,357   $(1,352)   $  (97)      $(13,336)   $133,700
                           ======= ========  ========  ========  ======== ============== ===========

See Accompanying Notes to Consolidated Financial Statements.

                                  United National Bancorp
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                        (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                         1999          1998
                                                     ------------  -----------
OPERATING ACTIVITIES
Net Income                                          $    (723)    $    9,913
Adjustments  to  Reconcile  Net  Income to Net Cash
 Provided By Operating Activities:
  Depreciation and Amortization                         2,075          2,188
  Amortization of Securities, Net                       1,037            712
  Provision for Possible Loan Losses                    1,875          1,946
  (Benefit) Provision for Deferred Income Taxes        (2,160)            51
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                              (6)            56
  Net Gains from  Securities Transactions              (1,314)          (387)
  Trading Account Securities Activity, Net                  9              -
  Decrease (Increase) in Other Assets                   3,217         (2,745)
  Increase (Decrease) in Other Liabilities              3,445         (1,447)
  Restricted Stock Activity, Net                          199             74
                                                    ------------  ------------
   Net Cash Provided by Operating Activities            7,654         10,361
                                                    ------------  ------------

INVESTING ACTIVITIES
Securities Available for Sale:
  Proceeds from Sales of Securities                   145,146        218,541
  Proceeds from Maturities of Securities               39,622         71,333
  Purchases of Securities                            (280,950)      (300,800)
Securities Held to Maturity:
  Proceeds from Maturities of Securities               30,952         39,137
  Purchases of Securities                              (6,926)       (30,800)
Net Increase in Loans                                 (81,390)       (79,483)
Expenditures for Premises and Equipment                (1,148)        (3,341)
Proceeds from Disposal of Premises and Equipment           38            258
Decrease (Increase) in Other Real Estate                  378            (16)
                                                    ------------  ------------
  Net Cash Used in Investing Activities              (154,278)       (85,171)
                                                    ------------  ------------

FINANCING ACTIVITIES
Net Increase in Demand and Savings Deposits            24,414         27,290
Net  Increase (Decrease) in Time Deposits              62,127        (30,577)
Net (Decrease) Increase in Short-Term Borrowings      (17,011)        34,910
Net Increase in Other Borrowed Funds                   48,482         57,119
Cash Dividends on Common Stock                         (6,357)        (3,585)
Proceeds from Exercise of Stock Options                 1,741            231
Purchase of Treasury Stock                                  -           (457)
                                                    ------------  ------------
  Net Cash Provided by Financing Activities           113,396         84,931
                                                    ------------  ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                     (33,228)        10,121

Cash and Cash Equivalents at Beginning of Period      102,967         85,148
                                                    ============  ============
Cash and Cash Equivalents at End of Period          $  69,739     $   95,269
                                                    ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
Interest                                            $  30,196     $   31,186
Income Taxes                                            5,214          6,630

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

Separate results of the combined entities for the three months ended March 31, are as follows (in thousands):

--------------------------------------------------------------------------------
                                                             1999         1998
Net Interest  Income After Provision for Possible           ------       ------
 Loan Losses
     The Company                                           $13,346      $13,437
     Raritan                                                 3,498        3,225
                                                            ------       ------
  Total                                                     16,844       16,662

Net (Loss) Income
     The Company                                            (4,619)       3,827
     Raritan                                                 1,173        1,003
                                                            ------         ----
  Total                                                    $(3,446)     $ 4,830

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

(2)   Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the six month periods ended June 30 (in thousands):

                                                           1999           1998
                                                   --------------  ------------
Net Income                                             $   (723)       $ 9,913
Change in Unrealized Gain on Securities
 Available for Sale                                     (19,402)           231
                                                   --------------  ------------
Comprehensive (Loss) Income                            $(20,125)       $10,144
                                                   ==============  ============


(3)   Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled zero and 446,000 for the six months ended June 30, 1999 and 1998, respectively. For the quarters ended June 30, 1999 and 1998, the potential shares of common stock resulting from stock option agreements totaled 161,000 and 456,000, respectively.


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

Results of Operations for
The Three Months Ended June 30, 1999        Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
- -------------------------------------------------------------------------------------------------------------------------
Interest Income                         $    8,120   $   7,114  $  13,434     $    -    $    -     $  5,637   $   34,305
Interest Expense                             7,770         456      4,126          -         -        2,766       15,118
Funds Transfer Pricing Allocation            8,166      (4,849)    (6,559)       (10)      3,252          -            -
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       8,516       1,809      2,749        (10)      3,252      2,871       19,187
Provision for Loan Losses                    1,088        (188)         -          -           -          -          900
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                          7,428       1,997      2,749        (10)      3,252      2,871       18,287
Non-Interest Income                          2,708         285        594      1,608         426        212        5,833
Non-Interest Expense                        10,016       1,547         60      1,256         177         17       13,073
Merger & Other Unallocated Expenses              -           -          -          -       6,553          -        6,553
- -------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $      120   $     735  $   3,283     $  342    $ (3,052)  $  3,066   $    4,494
- -------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,135,479   $  23,317  $ 320,959     $ (753)   $179,541   $306,169   $1,964,712
Funds Used:  Interest-Earning Assets       435,190     385,135    717,601          -           -    294,703    1,832,629
Non-Interest-Earning Assets                 10,808           -          -          -     109,809     11,466      132,083
- -------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  689,481   $(361,818) $(396,642)    $ (753)   $ 69,732   $      -   $        -
- -------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Three Months  Ended June 30, 1998       Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
- -------------------------------------------------------------------------------------------------------------------------
Interest Income                         $    7,649   $   6,959  $  11,339     $    -    $      -   $  7,448   $   33,395
Interest Expense                             6,727         539      3,884          -           -      4,134       15,284
Funds Transfer Pricing Allocation            8,754      (3,762)    (6,915)        (2)      1,925          -            -
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       9,676       2,658        540         (2)      1,925      3,314       18,111
Provision for Loan Losses                      537         236          -          -           -         75          848
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                          9,139       2,422        540         (2)      1,925      3,239       17,263
Non-Interest Income                          2,524         257        272      1,439         583        331        5,406
Non-Interest Expense                        10,271         966         58        972           -      2,115       14,382
Unallocated Expenses                             -          -           -          -         622          -          622
- -------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $    1,392   $   1,713  $     754     $  465    $  1,886   $  1,455   $    7,665
- -------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,044,271   $   6,571  $  13,732     $ (113)   $342,070   $443,267   $1,849,798
Funds Used:  Interest-Earning Assets       406,015     262,222    607,192          -           -    424,795    1,700,224
             Non-Interest-Earning Assets     2,200           -          -          -     128,902     18,472      149,574
- -------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  636,056   $(255,651) $(593,460)    $ (113)   $213,168   $      -   $        -
- -------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Six Months Ended June 30, 1999          Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
- -------------------------------------------------------------------------------------------------------------------------
Interest Income                         $   16,423   $  14,836  $  23,534     $    -    $      -   $ 12,765   $   67,558
Interest Expense                            15,310         724      7,484          -           -      6,321       29,839
Funds Transfer Pricing Allocation           16,485      (9,482)   (12,406)       (13)      5,416          -            -
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                      17,598       4,630      3,644        (13)      5,416      6,444       37,719
Provision for Loan Losses                    1,606         194          -          -           -         75        1,875
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                         15,992       4,436      3,644        (13)      5,416      6,369       35,844
Non-Interest Income                          5,087         520      1,387      3,176         815        504       11,489
Non-Interest Expense                        20,407       3,073        114      2,531         231      2,012       28,368
Merger & Other Unallocated Expenses              -           -          -          -      17,318          -       17,318
- -------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $      672   $   1,883  $   4,917     $  632    $(11,318)  $  4,861   $    1,647
- -------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,118,761$     18,627  $ 282,169     $ (512)   $169,457   $364,196   $1,952,698
Funds Used:  Interest-Earning Assets       427,004     375,264    664,719          -           -    346,938    1,813,925
             Non-Interest-Earning Assets     8,950           -          -          -     112,565     17,258      138,773
- -------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  682,807   $(356,637) $(382,550)    $ (512)   $ 56,892   $      -   $        -
- -------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Six Months  Ended June 30, 1998         Retail   Commercial Investments    Trust    Corporate  Raritan   Consolidated
- -------------------------------------------------------------------------------------------------------------------------
Interest Income                         $   17,464   $  13,033  $  21,410     $    -    $      -   $ 14,696   $   66,603
Interest Expense                            15,196         588      6,389          -           -      8,082       30,255
Funds Transfer Pricing Allocation           17,635      (7,266)   (13,427)        (3)      3,061          -            -
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                      19,903       5,179      1,594         (3)      3,061      6,614       36,348
Provision for Loan Losses                    1,211         585          -          -           -        150        1,946
- -------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
    for Loan Losses                         18,692       4,594      1,594         (3)      3,061      6,464       34,402
Non-Interest Income                          5,363         539        408      2,878         949        626       10,763
Non-Interest Expense                        20,969       1,883        108      1,879           -      4,216       29,055
Unallocated Expenses                             -           -          -          -       1,251          -        1,251
- -------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes              $    3,086   $   3,250  $   1,894     $  996    $  2,759   $  2,874   $   14,859
- -------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                    $1,061,649   $   4,395  $ 102,903     $  (97)   $229,337   $425,338   $1,823,525
Funds Used:  Interest-Earning Assets       423,562     252,156    599,790          -           -    406,200    1,681,708
             Non-Interest-Earning Assets     9,150           -          -          -     113,529     19,138      141,817
- -------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)               $  628,937   $(247,761) $(496,887)    $  (97)   $115,808   $      -   $        -
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

For the six months ended June 30, 1999, net loss totaled $723,000, as compared to net income of $9,913,000 for the same period last year. Net loss per diluted share for the six months ended June 30, 1999 was $0.05 as compared to earnings per diluted share of $0.65 for the same period in 1998, respectively. During the first quarter of 1999, the Company recorded non-recurring charges, net of taxes, totaling $8,864,000 in connection with the acquisition of Raritan and the sale of non-performing assets. Operating earnings, net of taxes, totaled $12,161,000 or $0.80 per diluted share before non-recurring charges for the six months ended June 30, 1999. This represents an increase of $2,248,000 or 22.7% from operating earnings of $9,913,000 for the six months ended June 30, 1998.

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

Income Taxes

Income tax expense declined by $1,118,000 to $945,000 for the second quarter of 1999 as compared to $2,063,000 for the same period in 1998. For the six months ended June 30, 1999 income tax expense declined by $3,119,000 to $831,000 as compared to $3,950,000 for the same period in 1998. These declines are attributable to reductions in taxable income primarily resulting from non-recurring charges and increases in tax exempt income associated with municipal securities and corporate owned life insurance policies.

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

FINANCIAL CONDITION

June 30, 1999 as compared to December 31, 1998:

Total assets increased $96,915,000 or 5.1% from December 31, 1998. Loans increased by $79,515,000, net of allowance, securities increased by $42,035,000, cash and due from banks increased by $12,372,000, and other assets increased by $11,769,000. Conversely, there were decreases of $45,600,000 in Federal funds sold, $1,517,000 in intangible assets, $977,000 in investment in joint venture, $378,000 in other real estate owned, and $304,000 in premises and equipment.

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






The amortized cost and approximate market value of securities are summarized as follows (in thousands):

                                       June 30, 1999         December 31, 1998
                                    --------------------    --------------------
                                    Amortized   Market      Amortized   Market
Securities Available for Sale        Cost       Value        Cost        Value
- --------------------------------    --------   ---------    --------    --------
U.S. Treasury Securities            $  1,001    $  1,003    $  2,502    $  2,514

Obligations of U.S. Government
   Agencies and Corporations          97,711      91,808      66,872      66,933

Obligations of States and
   Political Subdivisions            107,783     105,980      76,930      79,484

Mortgage-Backed Securities           405,335     389,826     388,564     391,123

Corporate Debt Securities             32,914      31,533      23,343      24,000

Other Securities                      51,756      55,237      41,830      45,208
                                    --------   ---------    --------    --------
Total Securities Available For Sale  696,500     675,387     600,041     609,262
                                    --------   ---------    --------    --------

Securities Held to Maturity
- --------------------------------

U.S. Treasury Securities               5,000       4,978       2,000       2,020

Obligations of U.S. Government
   Agencies and Corporations           4,995       4,797      14,994      15,010

Obligations of States and
   Political Subdivisions             23,856      22,812      22,141      22,445

Mortgage-Backed Securities             5,322       5,278      24,089      24,045

Other Securities                         175         178         150         155
                                    --------   ---------    --------    --------

Total Securities Held to Maturity     39,348      38,043      63,374      63,675
                                    --------   ---------    --------    --------

Trading Securities                       684       1,175         675       1,239
- --------------------------------    --------   ---------    --------    --------

Total Securities                    $736,532    $714,605    $664,090    $674,176
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


Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of June 30, 1999 and December 31, 1998, 1997, 1996, and 1995:

                               June 30,    December 31,  December 31,  December 31,  December 31,
(Dollars in Thousands)           1999          1998          1997          1996          1995
                             ------------ ------------  ------------  ------------ ------------
Total Assets                   $2,014,109   $1,917,194    $1,789,426    $1,550,129   $1,489,773

Total Loans (Net of
 Unearned Income)              $1,136,112   $1,057,081    $  931,266    $  898,788   $  812,985

Allowance for Possible
 Loan Losses                   $   10,690   $   11,174    $   11,739    $   11,874   $   11,440
    % of Total Loans                 0.94%        1.06 %        1.26%         1.32%        1.41%

Total Non-Performing Loans     $    5,428   $    8,612    $    9,973    $   13,018   $   10,314
(1)
   % of Total Assets                 0.27%        0.45%         0.56%         0.84%        0.69%
   % of Total Loans                  0.48%        0.81%         1.07%         1.45%        1.27%

Allowance for Possible
 Loan Losses to
 Non-Performing Loans              196.94%      129.75%       117.71%        91.21%      110.92%

Total of Non-Performing Assets $    5,562   $    9,170    $   11,650    $   15,163   $   13,609
   % of Total Assets                 0.28%        0.48%         0.65%         0.98%        0.91%

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

Capital

Total stockholders' equity decreased $24,542,000 to $133,700,000 at June 30, 1999 from the $158,242,000 recorded at the end of 1998. The decrease was due to cash dividends declared totaling $6,357,000, the net loss of $723,000 and a decrease in net unrealized gains on securities available for sale of $19,402,000, partially offset by exercises of stock options of $1,741,000 and restricted stock activity of $199,000.

The following table reflects the Company's capital ratios, as of June 30, 1999 and December 31, 1998 in accordance with current regulatory guidelines.


(Dollars in Thousands)               June 30, 1999      December 31, 1998
                                   ------------------  --------------------
                                     Amount    Ratio     Amount      Ratio
                                   ----------- ------  ------------  ------
Risk-Based Capital
Tier I Capital
  Actual                             $159,528  11.17%     $163,304   13.53%

  Regulatory Minimum Requirements      57,148   4.00        48,276    4.00

  For Classification as Well
   Capitalized                         85,722   6.00        72,414    6.00


Combined Tier I and Tier II Capital
  Actual                              170,218  11.91       174,139   14.43

  Regulatory Minimum Requirements     114,296   8.00        96,552    8.00

  For Classification as Well
   Capitalized                        142,870  10.00       120,690   10.00

Leverage
  Actual                              159,528   8.19       163,304    8.51

  Regulatory Minimum Requirements      77,890   4.00        76,777    4.00

  For Classification as Well
   Capitalized                         97,363   5.00        95,971    5.00


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




                                            UNITED NATIONAL BANCORP
                                            (Registrant)






Dated: January 21, 2000                        By: /s/ THOMAS C. GREGOR
                                               Thomas C. Gregor, Chairman
                                               President and CEO





Dated: January 21, 2000                        By: /s/ DONALD W. MALWITZ
                                               Donald W. Malwitz
                                               Vice President & Treasurer