Form 10-Q/A
period 1999-09-30
UNITED NATIONAL BANCORP
filed 2000-01-24
CIK 831959

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

                            UNITED NATIONAL BANCORP

                                  FORM 10-Q/A

United National Bancorp files this Form 10-Q/A to reflect changes to our year-to-date financials resulting from an $872,000 increase in our first quarter 1999 provision for income taxes. This change relates to charges in connection with the Raritan merger. This change increased United's first quarter one-time merger-related charge, net of taxes, from $7,256,000 to $8,128,000, and increased our first quarter net loss to $3,446,000. The change had no effect on United's core operating earnings.


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

Part I - Financial Information
Item 1 - Financial Statements

                            United National Bancorp
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    -----------    -----------
ASSETS
Cash and Due from Banks                              $    67,427    $    52,867
Federal Funds Sold                                          --           50,100
Securities Available for Sale, at Market Value           662,272        609,262
Securities Held to Maturity                               38,918         63,374
Trading Account Securities, at Market Value                  942          1,239

Loans, Net of Unearned Income                          1,185,365      1,056,953
  Less: Allowance for Possible Loan Losses                10,017         11,174
                                                     -----------    -----------
  Loans, Net                                           1,175,348      1,045,779

Mortgage Loans Held for Sale                                --              128
Premises and Equipment, Net                               29,415         29,248
Other Real Estate, Net                                        82            507
Intangible Assets, Primarily Core Deposit Premiums         7,448          9,288
Other Assets                                              71,919         55,402
                                                     -----------    -----------
     Total Assets                                    $ 2,053,771    $ 1,917,194
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                             $   251,813    $   263,700
  Savings                                                544,191        549,095
  Time                                                   660,129        590,618
                                                     -----------    -----------
     Total Deposits                                    1,456,133      1,403,413

Short-Term Borrowings                                    179,905        154,635
Other Borrowings                                         236,433        154,942
Other Liabilities                                         30,751         25,962
                                                     -----------    -----------
   Total Liabilities                                   1,903,222      1,738,952

Company-Obligated Mandatorily Redeemable
  Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company                  20,000         20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  none issued and outstanding                               --             --
Common Stock, $1.25 Par Value, Authorized
  Shares 25,000,000, Issued Shares 16,145,931 in
  1999 and 15,318,038 in 1998, Outstanding
  Shares 16,035,973 in 1999 and 15,021,180 in 1998        20,182         19,148
Additional Paid-in Capital                               129,460        112,015
Retained Earnings                                          2,102         25,921
Treasury Stock, at Cost - 109,958  shares in 1999
   and 296,858 shares in 1998                             (1,352)        (4,660)
Restricted Stock                                             (97)          (248)
Accumulated Other Comprehensive (Loss) Income            (19,746)         6,066
                                                     -----------    -----------
Total Stockholders' Equity                               130,549        158,242
                                                     -----------    -----------
     Total Liabilities and Stockholders' Equity      $ 2,053,771    $ 1,917,194
                                                     ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------   -------------------
                                                             1999        1998       1999       1998
                                                           --------    --------   --------   --------
INTEREST INCOME
Interest and Fees on Loans                                 $ 23,680    $ 21,900   $ 67,950   $ 64,301
Interest and Dividends on Securities Available for Sale:
   Taxable                                                    9,468       9,034     27,135     27,180
   Tax-Exempt                                                 1,231         751      3,644      2,175
Interest and Dividends on Securities Held to Maturity:
   Taxable                                                      216         752        939      2,718
   Tax-Exempt                                                   270         228        781        641
Dividends on Trading Account Securities                           9           7         26         20
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                           8         902        426      2,144
                                                           --------    --------   --------   --------
   TOTAL INTEREST INCOME                                     34,882      33,574    100,901     99,179
                                                           --------    --------   --------   --------

INTEREST EXPENSE
Interest on Savings Deposits                                  2,553       3,179      7,948      9,256
Interest on Time Deposits                                     7,817       8,762     23,566     25,933
Interest on Short-Term Borrowings                             3,107       1,712      6,253      4,456
Interest on Other Borrowings                                  2,617       2,447      8,166      6,710
                                                           --------    --------   --------   --------
   TOTAL INTEREST EXPENSE                                    16,094      16,100     45,933     46,355
                                                           --------    --------   --------   --------

Net Interest Income                                          18,788      17,474     54,968     52,824
Provision for Possible Loan Losses                              900         448      2,775      2,394
                                                           --------    --------   --------   --------

Net Interest Income After Provision
   for Possible Loan Losses                                  17,888      17,026     52,193     50,430
                                                           --------    --------   --------   --------

NON-INTEREST INCOME
Trust Income                                                  1,185       1,437      4,318      4,312
Service Charges on Deposit Accounts                           1,276       1,221      3,566      3,835
Other Service Charges, Commissions and Fees                   1,575       1,738      4,713      5,046
Net (Losses) Gains from Securities Transactions                (196)        654      1,118      1,045
Other Income                                                    968         825      2,582      2,404
                                                           --------    --------   --------   --------
   TOTAL NON-INTEREST INCOME                                  4,808       5,875     16,297     16,642
                                                           --------    --------   --------   --------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                         6,031       6,439     18,295     19,289
Occupancy Expense, Net                                        1,236       1,316      3,765      3,719
Furniture and Equipment Expense                               1,068       1,043      3,242      3,094
Data Processing Expense                                       1,653       1,970      4,501      5,857
Distributions of Series B Capital Securities                    501         501      1,502      1,502
Amortization of Intangible Assets                               286         318        970      1,177
Net Cost to Operate Other Real Estate                            21          56        122        119
Non-Recurring Charges                                          --         2,179     17,258      2,179
Other Expenses                                                3,349       3,590     10,176     10,784
                                                           --------    --------   --------   --------
   TOTAL NON-INTEREST EXPENSE                                14,145      17,412     59,831     47,720
                                                           --------    --------   --------   --------

Income Before Provision for Income Taxes                      8,551       5,489      8,659     19,352
Provision for Income Taxes                                    2,306       1,747      3,137      5,697
                                                           ========    ========   ========   ========
NET INCOME                                                 $  6,245    $  3,742   $  5,522   $ 13,655
                                                           ========    ========   ========   ========

NET INCOME PER COMMON SHARE:
   Basic                                                   $   0.39    $   0.24   $   0.34   $   0.87
                                                           ========    ========   ========   ========
   Diluted                                                 $   0.39    $   0.23   $   0.34   $   0.85
                                                           ========    ========   ========   ========

Weighted Average Shares Outstanding:
   Basic                                                     16,036      15,615     16,026     15,613
   Diluted                                                   16,218      16,064     16,204     16,078


See Accompanying Notes to Consolidated Financial Statements.

                            United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                  Accumulated
                                              Additional                                             Other           Total
                                   Common      Paid-In    Retained      Treasury     Restricted  Comprehensive    Stockholders'
                                   Stock       Capital    Earnings        Stock        Stock     (Loss)/Income      Equity
                                 ---------    ----------  ----------    ---------    ----------  --------------  -------------
Balance December 31, 1998        $  19,148    $ 112,015    $  25,921    $  (4,660)   $    (248)   $   6,066       $ 158,242

Net Income                            --           --          5,522         --           --           --             5,522

Cash Dividends Declared
   $0.57 Per Share                    --           --         (9,379)        --           --           --            (9,379)

Stock Issued in Payment
  of 6% Stock Dividend -
  913,921 shares                     1,142       18,336      (19,478)        --           --           --              --

Exercise of Stock Options
   (253,891 Shares)                     57          594         (484)       1,610         --           --             1,777

Change in Unrealized Gain on
  Securities Available for
  Sale, Net of Tax                    --           --           --           --           --        (25,812)        (25,812)

Retirement of Treasury Stock          (168)      (1,530)        --          1,698         --           --              --

Restricted Stock Activity, Net           3           45         --           --            151         --               199
                                 ---------    ---------    ---------    ---------    ---------    ---------       ---------
Balance-September 30, 1999       $  20,182    $ 129,460    $   2,102    $  (1,352)   $     (97)   $ (19,746)      $ 130,549
                                 =========    =========    =========    =========    =========    =========       =========

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
OPERATING ACTIVITIES
Net Income                                               $   5,522    $  13,655
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                              3,093        3,353
  Amortization of Securities, Net                            1,084          880
  Provision for Possible Loan Losses                         2,775        2,394
  (Benefit) Provision for Deferred Income Taxes             (1,050)          26
  Net (Gain) Loss on Disposition
    Of Premises and Equipment                                   (6)          61
  Net Gains from  Securities Transactions                   (1,118)      (1,045)
  Trading Account Securities Activity, Net                     297          178
  Increase in Other Assets                                  (1,655)      (1,673)
  Increase in Other Liabilities                              4,549        3,350
  Restricted Stock Activity, Net                               199           74
                                                         ---------    ---------
   Net Cash Provided by Operating Activities                13,690       21,253
                                                         ---------    ---------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                        209,059      498,823
  Proceeds from Maturities of Securities                    76,051      102,457
  Purchases of Securities                                 (376,813)    (620,081)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                    33,908       50,150
  Purchases of Securities                                   (9,479)     (32,993)
Net Increase in Loans                                     (132,216)     (86,764)
Expenditures for Premises and Equipment                     (2,082)      (3,107)
Proceeds from Disposal of Premises and Equipment                38          263
Decrease in Other Real Estate                                  425        1,036
                                                         ---------    ---------
  Net Cash Used in Investing Activities                   (201,109)     (90,216)
                                                         ---------    ---------

FINANCING ACTIVITIES
Net (Decrease) Increase in Demand and Savings Deposits     (16,791)      46,444
Net Increase in Time Deposits                               69,511       44,874
Net Increase in Short-Term Borrowings                       25,270        4,783
Net Increase in Other Borrowed Funds                        81,491       46,873
Cash Dividends on Common Stock                              (9,379)      (5,267)
Proceeds from Exercise of Stock Options                      1,777          939
Purchase of Treasury Stock                                    --           (455)
                                                         ---------    ---------
  Net Cash Provided by Financing Activities                151,879      138,191
                                                         ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents       (35,540)      69,228
Cash and Cash Equivalents at Beginning of Period           102,967       85,148
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  67,427    $ 154,376
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash Paid During the Period:
  Interest                                                 $45,933     $ 46,988
  Income Taxes                                               5,352        7,236

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

Separate results of the combined entities for the three months ended March 31, are as follows:

                                                   (amounts in thousands)
                                                   ----------------------
Net Interest Income After                            1999         1998
   Provision for Possible Loan Losses               -------      -------
     The Company                                    $13,346      $13,437
     Raritan                                          3,498        3,225
                                                    -------      -------
Total                                               $16,844      $16,662
                                                    =======      =======

Net (Loss) Income
     The Company                                    $(4,619)      $3,827
     Raritan                                          1,173        1,003
                                                    -------      -------
Total                                               $(3,446)      $4,830
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

(2)      Comprehensive (Loss) Income

Total comprehensive (loss) income amounted to the following for the periods indicated:

                                      Nine Months Ended
                                        September 30,
                                     --------------------
                                       1999        1998
                                     --------    --------
                                     (amount in thousands)

Net Income                           $  5,522    $ 13,655
Change in Unrealized Gain
  on Securities Available for Sale    (25,812)      4,017
                                     ========    ========

Comprehensive (Loss) Income          $(20,290)   $ 17,672
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


Results of Operations for
The Three Months Ended September 30, 1999  Retail   Commercial   Investments       Trust       Corporate    Raritan  Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest Income                        $   15,800   $    8,426    $   11,531    $     --      $     --     $    --     $   35,757
Interest Expense                           10,320          476         5,298          --            --          --         16,094
Funds Transfer Pricing Allocation           6,950       (6,035)       (5,213)           (2)        4,300        --           --
---------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                     12,430        1,915         1,020            (2)        4,300        --         19,663
Provision for Loan Losses                     785          115          --            --            --          --            900
---------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses     11,645        1,800         1,020            (2)        4,300        --         18,763
Non-Interest Income                         2,757          263            56         1,275           457        --          4,808
Non-Interest Expense                       10,643        1,179            52         1,092         1,179        --         14,145
Merger & Other Unallocated Expenses          --           --            --            --            --          --           --
---------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes             $    3,759   $      884    $    1,024    $      181    $    3,578   $    --     $    9,426
---------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                   $1,352,351   $   21,663    $  407,197    $     (158)   $  228,090   $    --     $2,009,143
Funds Used: Interest-Earning Assets       709,409      446,619       739,665          --            --          --      1,895,693
   Non-Interest-Earning Assets             15,132         --            --            --          98,318        --        113,450
---------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)              $  627,810   $ (424,956)   $ (332,468)   $     (158)   $  129,772   $    --     $     --
---------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Three Months Ended September 30, 1998  Retail   Commercial   Investments      Trust      Corporate    Raritan    Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
Interest Income                       $    9,631   $    6,534    $   10,271    $     --     $     --      $    7,627   $   34,063
Interest Expense                           8,665         (189)        3,340          --           --           4,284       16,100
Funds Transfer Pricing Allocation          8,996       (4,179)       (6,571)            7        1,747          --           --
---------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                     9,962        2,544           360             7        1,747         3,343       17,963
Provision for Loan Losses                    373         --            --            --           --              75          448
---------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses     9,589        2,544           360             7        1,747         3,268       17,515
Non-Interest Income                        3,034          159           729         1,439         --             514        5,875
Non-Interest Expense                      11,049          997            55         1,028         --           2,088       15,217
Merger & Other Unallocated Expenses         --           --            --            --          2,195          --          2,195
---------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes            $    1,574   $    1,706    $    1,034    $      418   $     (448)   $    1,694   $    5,978
---------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                  $1,117,431   $    9,501    $  241,620    $      446   $  122,585    $  416,560   $1,908,143
Funds Used: Interest-Earning Assets      444,817      327,603       616,833          --        (15,063)      390,774    1,764,964
   Non-Interest-Earning Assets            28,671         --            --            --         88,722        25,786      143,179
---------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)             $  643,943   $ (318,102)   $ (375,213)   $      446   $   48,926    $     --     $     --
---------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Nine Months Ended September 30, 1999  Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest Income                       $   32,223   $   23,262    $   35,065    $     --      $     --      $ 12,765   $  103,315
Interest Expense                          25,630        1,200        12,782          --            --         6,321       45,933
Funds Transfer Pricing Allocation         23,435      (15,517)      (17,619)          (15)        9,716        --           --
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                    30,028        6,545         4,664           (15)        9,716       6,444       57,382
Provision for Loan Losses                  2,391          309          --            --            --            75        2,775
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses    27,637        6,236         4,664           (15)        9,716       6,369       54,607
Non-Interest Income                        7,844          783         1,443         4,451         1,272         504       16,297
Non-Interest Expense                      31,050        4,252           166         3,623         1,410       2,012       42,513
Merger & Other Unallocated Expenses         --           --            --            --          17,318        --         17,318
--------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes            $    4,431   $    2,767    $    5,941    $      813    $   (7,740)   $  4,861   $   11,073
--------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                  $1,196,625   $   19,639    $  323,845    $     (394)   $  189,001    $242,797   $1,971,513
Funds Used: Interest-Earning Assets      521,139      399,049       689,701          --            --       231,292    1,841,181
   Non-Interest-Earning Assets            11,011         --            --            --         107,816      11,505      130,332
--------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)             $  664,475   $ (379,410)   $ (365,856)   $     (394)   $   81,185    $   --     $     --
--------------------------------------------------------------------------------------------------------------------------------

Results of Operations for
The Nine Months Ended September 30, 1998  Retail   Commercial   Investments       Trust       Corporate    Raritan   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest Income                       $   27,093   $   19,567    $   31,681    $     --     $     --      $  22,323   $  100,664
Interest Expense                          23,861          399         9,729          --           --         12,366       46,355
Funds Transfer Pricing Allocation         26,631      (11,445)      (19,998)            4        4,808         --           --
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                    29,863        7,723         1,954             4        4,808        9,957       54,309
Provision for Loan Losses                  1,584          585          --            --           --            225        2,394
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses    28,279        7,138         1,954             4        4,808        9,732       51,915
Non-Interest Income                        9,350          698         1,137         4,317         --          1,140       16,642
Non-Interest Expense                      32,020        2,880           163         2,907         --          6,304       47,720
Merger & Other Unallocated Expenses         --           --            --            --          3,446         --          3,446
--------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes            $    5,609   $    4,956    $    2,928    $    1,414   $    1,362    $   4,568   $   20,837
--------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                  $1,080,243   $    6,097    $  149,142    $       84   $  193,753    $ 422,412   $1,851,731
Funds Used: Interest-Earning Assets      430,647      277,305       605,471          --         (5,021)     401,058    1,709,460
   Non-Interest-Earning Assets            15,657         --            --            --        105,260       21,354      142,271
--------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)             $  633,939   $ (271,208)   $ (456,329)   $       84   $   93,514    $    --     $     --
--------------------------------------------------------------------------------------------------------------------------------

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

Third quarter 1999 operating earnings, net of taxes, totaled $6,245,000 or $0.39 per diluted share. This represents an increase of $809,000 or 14.9% from operating earnings of $5,436,000 for the three months ended September 30, 1998, before merger related charges

For the nine months ended September 30, 1999, net income totaled $5,522,000, as compared to $13,655,000 for the same period last year. Earnings per diluted share were $0.34 and $0.85, respectively. Net income for 1999 reflects non-recurring charges totaling $12,884,000, net of taxes, which the Company recorded during the first six months of 1999 in connection with the acquisition of Raritan, the sale of non-performing assets and the dissolution of the Bank's joint venture in UFS. Operating earnings, net of taxes, totaled $18,406,000 or $1.14 per diluted share, before non-recurring charges for the nine months ended September 30, 1999. This represents an increase of $3,057,000 or 19.9% from operating earnings of $15,349,000 for the nine months ended September 30, 1998.

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

Income Taxes

Income tax expense increased by $559,000 to $2,306,000 for the third quarter of 1999 as compared to $1,747,000 for the same period in 1998. For the nine months ended September 30, 1999 income tax expense declined by $2,560,000. These declines are attributable to reductions in taxable income primarily resulting from non-recurring charges and increases in tax exempt income associated with municipal securities and corporate owned life insurance policies.

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


FINANCIAL CONDITION

September 30, 1999 as compared to December 31, 1998:

Total assets increased $136,577,000, or 7.1% from December 31, 1998. Loans, net of allowance, increased by $136,577,000 securities increased by $28,257,000, cash and due from banks increased by $14,560,000, premises and equipment increased $167,000, and other assets increased by $16,517,000. Conversely, there were decreases of $50,100,000 in Federal funds sold, $1,840,000 in intangible assets, $425,000 in other real estate owned.

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

Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of September 30, 1999 and December 31, 1998, 1997, 1996, and 1995:

                                  September 30,  December 31,  December 31,  December 31,  December 31,
(Dollars in Thousands)                 1999          1998          1997          1996          1995
                                  -------------  ------------  ------------  ------------  ------------
Total Assets                     $2,053,771      $1,917,194    $1,789,426    $1,550,129    $1,489,773

Total Loans (Net of Unearned
Income)                          $1,185,365      $1,057,081    $  931,266    $  898,788    $  812,985

Allowance for Possible Loan
Losses                           $   10,017      $   11,174    $   11,739    $   11,874    $   11,440
   % of Total Loans                    0.85%           1.06%         1.26%         1.32%         1.41%

Total Non-Performing Loans (1)   $    7,054      $    8,612    $    9,973    $   13,018    $   10,314
   % of Total Assets                   0.34%           0.45%         0.56%         0.84%         0.69%
   % of Total Loans                    0.60%           0.81%         1.07%         1.45%         1.27%

Allowance for Possible Loan
Losses

  To Non-Performing Loans            142.00%         129.75%       117.71%        91.21%       110.92%

Total of Non-Performing Assets   $    7,138      $    9,170    $   11,650    $   15,163    $   13,609
   % of Total Assets                   0.35%           0.48%         0.65%         0.98%         0.91%

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

Capital

Total stockholders' equity decreased $27,693,000 during the current year to $130,549,000 at September 30, 1999 from $158,242,000 at December 31, 1998. The decrease during the nine-month period was due to three quarterly cash dividends declared totaling $9,379,000 and a decrease of $25,812,000 (net of tax) in September 30, 1999 market value of the Company's available for sale securities portfolio from the evaluation at December 31, 1998. Partially offsetting these decreases were the exercises of stock options of $1,777,000, restricted stock activity of $199,000, and net income of $5,522,000.

The following table reflects the Company's capital ratios, as of September 30, 1999 and December 31, 1998 in accordance with current regulatory guidelines.

(Dollars in Thousands)                    September 30, 1999   December 31, 1998
                                          ------------------   -----------------
                                           Amount     Ratio     Amount    Ratio
                                          --------   -------   --------  -------
Risk-Based Capital
Tier I Capital
  Actual                                  $162,853    11.62%   $163,304   13.53%

  Regulatory Minimum Requirements           56,062     4.00      48,276    4.00

  For Classification as Well Capitalized    84,093     6.00      72,414    6.00


Combined Tier I and Tier II Capital
  Actual                                   172,870    12.33     174,139   14.43

  Regulatory Minimum Requirements          112,124     8.00      96,552    8.00

  For Classification as Well Capitalized   140,155    10.00     120,690   10.00

Leverage
  Actual                                   162,853     8.05     163,304    8.51

  Regulatory Minimum Requirements           80,890     4.00      76,777    4.00

  For Classification as Well Capitalized   101,112     5.00      95,971    5.00

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

                                              UNITED NATIONAL BANCORP
                                                  (Registrant)


Dated: January 21, 2000               By: /s/ THOMAS C.GREGOR
                                      Thomas C. Gregor, Chairman
                                      President and CEO






Dated: January 21, 2000               By: /s/ A. RICHARD ABRAHAMIAN
                                      A. Richard Abrahamian
                                      Senior Vice President & Chief
                                      Accounting Officer of United National Bank
                                      (Principal Accounting Officer)