Form 10-K405
period 1999-12-31
UNITED NATIONAL BANCORP
filed 2000-03-30
CIK 831959

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

                        Commission file number 000-16931
                            -------------------------
                             UNITED NATIONAL BANCORP
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                    22-2894827
-------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         1130 Route 22 East
       Bridgewater, New Jersey                                          08807
----------------------------------------                              ----------
(Address of principal executive offices)                              (ZIP CODE)

                                 (908) 429-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $1.25 par value                      NASDAQ National Market System
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of March 1, 2000 amounted to $271,359,075.

The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of March 1, 2000 was 15,537,711.

                       Documents Incorporated by Reference

                                                                Part(s) Into
        Documents                                            Which Incorporated
        ---------                                            ------------------
United's Annual Report to Shareholders
for the year ended December 31, 1999
("United's 1999 Annual Report"),
Financial Review section pages 2 through 36.                   Part I, Part II

United's Proxy Statement to be used in
connection with the Annual Meeting of
Shareholders which is anticipated to be
held on April 18, 2000 ("United's Proxy
Statement for its 2000 Annual Meeting")
under the captions "Election of Directors",
"Stock Ownership of Management and Principal
Shareholder", "Executive Compensation",
and "Compensation Committee Interlocks and
Insider Participation".                                        Part III

With the exception of information specifically incorporated by reference, United's 1999 Annual Report and United's Proxy Statement for its 2000 Annual
Meeting are not deemed to be part of this report.

                                       2

PART I

ITEM 1 - BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

United National Bancorp ("United", "Registrant" or the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). United was incorporated by United National Bank (the "Bank") in the State of New Jersey on August 13, 1987 and commenced operations August 1, 1988 as a bank holding company for the Bank. The corporate headquarters of both United and the Bank are located at 1130 Route 22 East, Bridgewater, New Jersey, and the phone number is (908) 429-2200.

As of December 31, 1999, United had consolidated assets of approximately $2.1 billion, deposits of $1.5 billion and stockholders' equity of $118.5 million.

Banking Subsidiary

The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 under the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates 35 branches throughout Central New Jersey. The Bank operates seven branches in Hunterdon County, three branches in Middlesex County, one branch in Essex County, two branches in Morris County, twelve branches in Somerset County, six branches in Union County and four branches in Warren County, New Jersey. The Bank also operates 40 automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network and Honor, a Florida network.

The Bank provides a full range of commercial and retail bank services, including the acceptance of demand, savings and time deposits. The Bank also provides retail and commercial loans and mortgages to a variety of individuals and businesses and offers full personal, corporate and pension trust and other fiduciary services.

Growth of United National Bank

On February 28, 1997, the Bank acquired all of the outstanding shares of Farrington Bank ("Farrington") based in North Brunswick, New Jersey. Each share of Farrington was converted into 0.7647 shares of the Company's common stock, for a total of 549,212 shares issued, not adjusted for subsequent stock dividends and splits. At the time of the acquisition, Farrington had approximately $60 million in assets. The acquisition was accounted for as a pooling-of-interests.

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

On March 31, 1999, the Company acquired Raritan Bancorp, Inc. ("Raritan"). Each share of Raritan was converted into 1.595 shares of the Company's common stock for a total of approximately 3,785,000 shares issued, not adjusted for subsequent stock dividends and splits. At December 31, 1998, Raritan had approximately $432 million in assets. The acquisition was accounted for as a pooling-of-interests.

(b)      INDUSTRY SEGMENTS

During 1999, the Company completed its acquisition of Raritan, merging its operations into that of the Company's. Raritan's operations were previously reported as a separate operating segment of the Company. The Company completed the conversion of its own data processing operations to an independent third-party provider and did not produce any meaningful segment reporting information during 1999.

Based on the above, no segment reporting information is provided as such information was not deemed meaningful.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

Personal Banking Services

The Bank, through its 35 branch network and 40 MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ("IRAs"), self-employed pension plans ("SEPs"), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was approximately $1.2 billion at December 31, 1999.

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

Other Subsidiaries

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 1999, approximately $234.4 million of the Bank's investment portfolio was managed by this New Jersey corporation.

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

Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the BHCA, and is registered as such with and is supervised by the FRB. The Company is required to file reports with the FRB and provide such additional information as the FRB may require.

The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless such an acquisition is specifically authorized by laws of the state in which such bank is located. In addition to the approval of the FRB, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation, which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that the FRB may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law. States have authority to opt out of the legislation subject to certain conditions. In addition, the Interstate Banking Act permits de novo branching across state lines but only with respect to states which affirmatively adopt legislation authorizing de novo interstate branching.

New Jersey has enacted legislation to opt-in with respect to the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks, which meet certain conditions, may branch into a state, regardless of state law.

A bank holding company is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under the FRB's policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and is required to commit resources to support its subsidiary banks.

Regulation of the Bank

The Bank is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law, primarily through the Bank Insurance Fund (the "BIF"). As a result of the Bank's acquisition of various branches and deposits of Savings Association Insurance Fund ("SAIF") member institutions, a portion of the Bank's deposit base is subject to deposit insurance premiums calculated at assessment rates paid by SAIF-member institutions. At December 31, 1999, the portion of the Bank's deposit base assessed at the SAIF rate was approximately $95.7 million, or 6.5% of the Bank deposits.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corporation ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. Oakar deposits will be treated as SAIF deposits for purposes of the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

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

If, in the opinion of the Comptroller, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the Comptroller may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The FRB has similar authority with respect to bank holding companies. In addition, the FRB and the Comptroller have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impact an institution's ability to pay dividends. The regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction.

See "Capital" on page 8, "Note 13 - Capital Requirements" on page 27, and "Cash Dividend Restrictions" on page 35 of United's 1999 Financial Review section of the Annual Report.

Capital Requirements

The FRB measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other non-qualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term-subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At December 31, 1999, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.93% and total risk-based capital as a percentage of risk-weighted assets of 11.65%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1999, the Company had a Leverage Ratio of 7.46%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the FRB's risk-based capital framework. As of December 31, 1999, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 10.16% and a total risk-based capital ratio of 10.88%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 1999, the Bank had a Leverage Ratio of 6.95%.

The FRB and the FDIC have adopted regulations effective January 17, 1995 which identify concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. The FRB adopted amendments to its capital adequacy guidelines effective April 1, 1995 which limit the amount of certain deferred tax assets that may be included in a bank holding company's Tier 1 capital for risk-based and leverage capital purposes. These regulatory amendments, as adopted, had no material impact on the Company's or the Bank's overall capital adequacy.

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

Recent Legislation

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

     allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

     allow insurers and other financial services companies to acquire banks;

     remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

     establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act will become effective on March 13, 2000.

On January 19, 2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

On January 14, 2000, the OCC proposed rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Section 23A and 23B of the Federal Reserve Act will apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios. These rules may be used by national banks effective March 13, 2000.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

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

Monetary Policy and Economic Conditions

The earnings and business of the Company and the Bank are affected by the policies of regulatory authorities, including the FRB. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national and international economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company and the Bank.

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

Employees

On December 31, 1999, there were 565 full-time equivalent persons employed by the Company and the Bank.

(e)(1)   STATISTICAL INFORMATION - CONSOLIDATED

The following are the statistical disclosures, on a consolidated basis, for a bank holding company required pursuant to Industry Guide 3. The tables should be read in conjunction with the consolidated financial statements contained in United's 1999 Annual Report, incorporated herein by reference as Exhibit 13.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35%, 34% and 34%, in 1999, 1998 and 1997, respectively. Average balances have been derived from daily balances.



                                                 1999                             1998                            1997
                                  -------------------------------- -------------------------------- ------------------------------
                                               Interest  Average                Interest  Average               Interest  Average
                                    Average    Income/   Yield/      Average     Income/   Yield/    Average     Income/   Yield/
(Dollars in Thousands)              Balance    Expense    Rate       Balance     Expense    Rate     Balance     Expense    Rate
----------------------------------------------------------------------------------------------------------------------------------

Assets:
Interest-earning Assets:
   Securities: (1)
     Taxable                        $  600,245 $  38,787     6.46%     $609,159   $ 39,564    6.49%   $ 512,994   $ 34,340    6.69%
     Non-Taxable                       120,128     8,720     7.26        79,919      5,915    7.40       60,556      4,624    7.64
     Trading Account Securities          1,142        35     3.06         3,617         26    0.72        3,392         18    0.53
                                  -------------------------------------------------------------------------------------------------
       Total Securities                721,515    47,542     6.59       692,695     45,505    6.57      576,942     38,982    6.76
                                  -------------------------------------------------------------------------------------------------
   Federal Funds Sold                    9,385       440     4.69        55,120      2,676    4.85       41,529      2,285    5.50
   Federal Home Loan Bank Deposits          33         1     3.03         2,804        153    5.46        1,460         81    5.55
   Loans (Net of Unearned
        Income)(2)
     Commercial                        287,647    24,540     8.53       202,707     18,710    9.23      178,268     17,076    9.58
     Commercial-Tax Exempt               1,155       120    10.39         1,282        135   10.53        1,401        139    9.92
     Real Estate                       633,514    48,863     7.71       586,219     47,870    8.17      489,808     40,837    8.34
     Credit Card                        39,294     6,911    17.59        34,896      6,579   18.85       32,600      6,317   19.38
     Installment                       160,902    12,232     7.60       139,063     11,640    8.37      186,308     15,945    8.56
     Lease Financing                    14,396     1,373     9.54        10,406      1,034    9.94        9,731        910    9.35
     Impaired Loans                      1,172         -        -         5,299        103    1.94        7,975        465    5.83
                                  -------------------------------------------------------------------------------------------------
     Total Loans                     1,138,080    94,039     8.26       979,872     86,071    8.78      906,091     81,689    9.02
                                  -------------------------------------------------------------------------------------------------
     Total Interest-earning Assets   1,869,013   142,022     7.60     1,730,491    134,405    7.77    1,526,022    123,037    8.06
                                  -------------------------------------------------------------------------------------------------
Non-Interest-earning Assets            134,357                          142,899                         119,109
                                  -------------                    -------------                    ------------
     Total Assets                   $2,003,370                       $1,873,390                      $1,645,131
                                  =============                    =============                    ============

Liabilities and Stockholders'
Interest-bearing Liabilities:
   Savings Deposits                   $553,614   $11,097     2.00      $559,241     12,341    2.21    $ 522,454     12,191    2.33
   Time Deposits                       650,791    32,407     4.98       606,634     34,214    5.64      620,165     33,292    5.37
                                  -------------------------------------------------------------------------------------------------
     Total Savings and Time
       Deposits                      1,204,405    43,504     3.61     1,165,875     46,555    3.99    1,142,619     45,483    3.98
   Short-Term Borrowings               160,381     8,668     5.40       111,180      5,522    4.97       77,118      4,357    5.65
   Other Borrowings                    195,344    11,838     6.06       144,559      9,850    6.81       52,448      3,625    6.91
                                  -------------------------------------------------------------------------------------------------
   Total Interest-Bearing
     Liabilities                     1,560,130    64,010     4.10     1,421,614     61,927    4.36    1,272,185     53,465    4.20
                                  -------------------------------------------------------------------------------------------------
Non-Interest-bearing Liabilities:
   Demand Deposits and Non-Interest
     Bearing Savings                   253,038                          254,565                         200,462
   Other Liabilities                    25,572                           22,411                          18,336
                                  -------------                    -------------                    ------------
     Total Non-Interest
       Bearing Liabilities             278,610                          276,976                         218,798
                                  -------------                    -------------                    ------------
Trust Capital Securities                20,000                           20,000                          16,156
                                  -------------                    -------------                    ------------
Stockholders' Equity                   144,630                          154,800                         137,992
                                  -------------                    -------------                    ------------
Total Liabilities and
       Stockholders' Equity         $2,003,370                       $1,873,390                      $1,645,131
                                  =============                    =============                    ============
Net Interest Income
   (Tax-Equivalent Basis)                         78,012                            72,478                          69,572
Tax-Equivalent Adjustment                        (3,094)                           (2,056)                         (1,622)
                                              -----------                      ------------                    ------------
Net Interest Income                              $74,918                           $70,422                         $67,950
                                              ===========                      ============                    ============
Interest Rate Spread                                         3.50%                            3.41%                           3.86%
                                                        ==========                        =========                       =========
Net Interest Margin                                          4.17                             4.19                            4.56
                                                        ==========                        =========                       =========
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities                               1.20x                            1.22x                           1.20x
                                                        ==========                        =========                       =========


(1) Securities are stated at amortized cost.
(2) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                 1999 Compared with 1998                    1998 Compared with 1997
                                          -----------------------------------------------------------------------------
                                             Total       Increase(Decrease)                         Increase(Decrease)
                                                       ---------------------                      ---------------------
                                           Increase       Due to Change in:           Total          Due to Change in:
                                                       ---------------------                      ---------------------
(In Thousands)                            (Decrease)     Volume       Rate          Increase       Volume         Rate
----------------------------------------------------------------------------       ------------------------------------
Interest Income:
   Total Loans                                 $ 7,968   $13,294     $(5,326)        $ 4,382       $ 6,522      $(2,140)
   Taxable                                        (777)     (546)       (231)          5,224         6,272       (1,048)
   Non Taxable                                   2,805     2,921        (116)          1,291         1,437         (146)
   Trading Account Securities                        9       (28)         37               8             1            7
   Other Interest-Earning Assets                (2,388)   (2,276)       (112)            463           752         (289)
-----------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets             7,617    13,365      (5,748)         11,368        14,984       (3,616)
-----------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Savings Deposits                             (1,244)     (123)     (1,121)            150           832         (682)
   Time Deposits                                (1,807)    2,378      (4,185)            922          (737)       1,659
   Short-Term Borrowings                         3,146     2,623         523           1,165         1,742         (577)
   Other Borrowings                              1,988     3,170      (1,182)          6,225         6,277          (52)
-----------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing Liabilities        2,083     8,048      (5,965)          8,462         8,114          348
-----------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        $  5,534    $5,317     $   217         $ 2,906       $ 6,870      $(3,964)
=======================================================================================================================


The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost of securities held to maturity at year-end 1999, 1998 and 1997.

                                                                                 December 31,
                                                            ------------------------------------------------------
(In Thousands)                                                  1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                        $ 5,000              $ 2,000           $   990
   Obligations of U.S. Government
     Agencies and Corporations                                       4,997               14,994            27,953
   Obligations of States and Political Subdivisions                 25,515               22,141            11,712
   Mortgage-Backed Securities                                        2,221               24,089            45,835
   Securities Issued by Foreign Governments                            175                  150               125
------------------------------------------------------------------------------------------------------------------
     Total Securities Held to Maturity                             $37,908              $63,374           $86,615
==================================================================================================================

The following table sets forth the market value of securities available for sale at year-end 1999, 1998 and 1997.

                                                                                 December 31,
                                                              -------------------------------------------------------
(In Thousands)                                                  1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                       $     --             $  2,514          $ 22,179
   Obligations of U.S. Government
     Agencies and Corporations                                      88,683               66,933            93,831
   Obligations of States and Political Subdivisions                 75,223               79,484            57,634
   Mortgage-Backed Securities                                      370,794              391,123           349,913
   Corporate Debt Securities                                        44,021               24,000            13,920
---------------------------------------------------------------------------------------------------------------------
     Total Debt Securities                                         578,721              564,054           537,477
---------------------------------------------------------------------------------------------------------------------
Equity Securities:
   Marketable Equity Securities                                     32,297               31,358            53,555
   Federal Reserve Bank and Federal
     Home Loan Bank Stock                                           20,643               13,850            11,333
---------------------------------------------------------------------------------------------------------------------
     Total Equity Securities                                        52,940               45,208            64,888
---------------------------------------------------------------------------------------------------------------------
     Total Securities Available for Sale                          $631,661             $609,262          $602,365
=====================================================================================================================

The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 35% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios at December 31, 1999, excluding equity securities, were as follows:

MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                               After 1 Year       After 5 Years
                                                  Within        but Within         but Within          After
(Dollars in Thousands)                            1 Year          5 Years            10 Years         10 Years       Total
----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost                               $ 2,000           $3,000             $   -          $   -         $5,000
     Weighted Average Yield                          5.41 %           5.00 %               -  %           -   %       5.17  %
Obligation of U.S. Government
   Agencies and Corporations:
     Amortized Cost                                     -                -                 -          4,997          4,997
     Weighted Average Yield                             - %              - %               -  %        7.01   %       7.01  %
Obligation of States and
   Political Subdivisions:
     Amortized Cost                                 8,259            3,540             6,874          6,842         25,515
     Weighted Average Yield                          3.61 %           4.54 %            4.71  %        5.89   %       4.64  %
Mortgage-Backed Securities:
     Amortized Cost                                     -                -                 -          2,221          2,221
     Weighted Average Yield                             - %              - %               -  %        7.20   %       7.20  %
Securities Issued by
   Foreign Governments:
     Amortized Cost                                     -               75               100              -            175
     Weighted Average Yield                             - %           6.33 %            7.23  %           -  %        6.84  %
----------------------------------------------------------------------------------------------------------------------------
Total Securities Held to Maturity:
     Amortized Cost                               $10,259           $6,615            $6,974       $ 14,060       $ 37,908
     Weighted Average Yield                          3.96 %           4.77 %            4.75  %        6.49   %       6.68  %
==============================================================================================================================

SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost                               $56,568          $26,251           $ 9,946        $ 4,973       $ 97,738
     Weighted Average Yield                          6.29 %           6.43 %            6.08  %        6.31   %       6.31  %
Obligations of States and
   Political Subdivisions:
     Amortized Cost                                   200            4,738            68,218          7,364         80,520
     Weighted Average Yield                          6.25 %           4.63 %            4.66  %        4.77   %       4.67  %
Mortgage-Backed Securities:
     Amortized Cost                                13,850           72,246           209,256        102,754        398,106
     Weighted Average Yield                          8.00 %           6.79 %            6.73  %        6.65   %       6.77  %
Corporate Debt Securities:
     Amortized Cost                                     -            5,500            38,408          4,000         47,908
     Weighted Average Yield                             - %           9.57 %            9.15  %        8.57   %       9.15  %
------------------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost                               $70,618         $108,735          $325,828       $119,091       $624,272
     Weighted Average Yield                          6.63 %           6.75 %            6.57  %        6.59   %       6.61  %
==============================================================================================================================

                                       14

LOAN PORTFOLIO

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31, for each of the last five years.


(In Thousands)                 1999       %          1998        %         1997       %       1996       %        1995       %
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                    $233,956   18.39      $218,929      20.58   $145,100   15.39   $180,876    19.66   $145,690    17.37
Real Estate(1)                 776,325   61.02       652,239      61.32    593,924   62.97    485,858    52.80    430,655    51.36
Lease Financing                 18,462    1.45        11,022       1.04     11,852    1.26      9,248     1.01      8,144     0.97
Installment                    243,493   19.14       181,522      17.06    192,167   20.38    244,157    26.53    254,049    30.30
                            -------------------------------------------------------------------------------------------------------
Total Loans Outstanding      1,272,236   100.0     1,063,712     100.00    943,043  100.00    920,139   100.00    838,538   100.00
Less: Unearned Income
   On Loans                     10,893                 6,631                11,777             21,351              22,553
                            -------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income                   $1,261,343            $1,057,081              $931,266           $898,788            $815,985
                            =======================================================================================================


(1) Includes mortgage loans held for sale amounting to $23,807,000 and $128,000 as of December 31, 1999 and 1998, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1999, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                                                Maturing
                                                  -------------------------------------------------------------------
                                                                      After One
                                                     Within          But Within          After
(In Thousands)                                      One Year         Five Years        Five Years            Total
---------------------------------------------------------------------------------------------------------------------
Commercial                                           $142,383           $60,104          $31,469            $233,956
Real Estate-Construction                               22,023            18,051            1,472              41,546
Real Estate-Commercial                                 11,061            43,897          121,552             176,510
----------------------------------------------------------------------------------------------------------------------
                                                     $175,467          $122,052         $154,493            $452,012
======================================================================================================================

Amount of Loans Based Upon:
   Fixed Interest Rates                                                 $58,517         $107,712
   Variable Interest Rates                                               63,535           46,781
----------------------------------------------------------------------------------------------------------------------
                                                                       $122,052         $154,493
======================================================================================================================


Non-Accrual, Past Due and Restructured Loans
---------------------------------------------

The following table provides an analysis of non-performing assets as of December 31, for each of the last five years.

------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                            1999          1998          1997          1996            1995
------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial                    $  490        $  754       $   190       $   663          $   809
   Loans Secured by Real Estate                  3,493         6,029         7,015         9,440            7,344
   Lease Financing                                  --            --            --            --               --
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure                          399           498           350           354              483
------------------------------------------------------------------------------------------------------------------
Total Non-Accrual Loans                          4,382         7,281         7,555        10,457            8,636
------------------------------------------------------------------------------------------------------------------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial                   1,273            --            --             7               61
     Loans Secured by Real Estate                2,196           986         1,619         1,210              681
     Lease Financing                                --            --           169            --               --
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures                     263           303           577         1,277              936
------------------------------------------------------------------------------------------------------------------
Total Loans Past Due
     90 Days or More                             3,732         1,289         2,365         2,494            1,678
------------------------------------------------------------------------------------------------------------------
Troubled Debt Restructured                          28            42            53            67               --
------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Loans                    8,142         8,612         9,973        13,018           10,314

Other Real Estate Owned (3)                         56           507         1,503         1,967            3,072
Other Assets Owned (4)                              53            51           174           178              223
------------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                  $8,251        $9,170       $11,650       $15,163          $13,609
==================================================================================================================

 Non-Performing Loans as a
   Percentage of Loans (year-end)                 0.65%         0.81%         1.07%         1.45%            1.27%
==================================================================================================================

Non-Performing Loans as
   Percentage of Total Assets (year-end)          0.39%         0.45%         0.56%         0.84%            0.69%
==================================================================================================================

Non-Performing Assets as
   A Percentage of  Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end)                        0.65%         0.87%         1.25%         1.68%            1.67%
==================================================================================================================

Non-Performing Assets as
   A Percentage of Total Assets (year-end)        0.39%         0.48%         0.65%         0.98%            0.91%
==================================================================================================================

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

Potential Problem Loans
------------------------

At December 31, 1999, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for possible loan losses for each of the five years ending December 31:


------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                      1999              1998           1997           1996            1995
------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income--December 31,                     $1,261,343    $1,057,081      $931,266      $898,788         $812,985
==================================================================================================================
Average Loans Outstanding                   $1,138,080    $  979,872      $906,091      $837,704         $771,543
==================================================================================================================

Allowance for Possible Loan
   Losses--January 1,                       $   11,174    $   11,739      $ 11,874      $ 11,440         $ 13,876
Loans Charged Off:
   Commercial                                   (1,291)         (251)         (101)           --             (417)
   Real Estate                                     (54)       (1,466)         (750)         (409)            (872)
   Lease Financing                                  --           (28)           --            --               --
   Installment                                  (3,442)       (3,489)       (4,700)       (3,711)          (3,324)
------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                         (4,787)       (5,234)       (5,551)       (4,120)          (4,613)
------------------------------------------------------------------------------------------------------------------

Recoveries of Loans:
   Commercial                                       74             9           105            95              233
   Real Estate                                      48           306           164            30               29
   Lease Financing                                  --            --            --            --               --
   Installment                                     845           910           715           435              517
------------------------------------------------------------------------------------------------------------------
Total Recoveries                                   967         1,225           984           560              779
------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                           (3,820)       (4,009)       (4,567)       (3,560)          (3,834)
Reduction Related to Loan Sale                    (793)           --            --            --               --

Provision for Possible
   Loan Losses                                   3,825         3,444         4,432         3,691            1,398
Acquisition                                         --            --            --           303               --
------------------------------------------------------------------------------------------------------------------
Allowance for Possible Loan
   Losses--December 31,                     $   10,386      $ 11,174      $ 11,739      $ 11,874         $ 11,440
==================================================================================================================
Allowance for Possible Loan
   Losses to Non-Performing
   Loans--December 31,                          127.56%       129.75%       117.71%        91.21%          110.92%
==================================================================================================================
Allowance for Possible Loan
   Losses to Total Loans
   Outstanding--December 31,                      0.82%         1.06%         1.26%         1.32%            1.41%
==================================================================================================================
Net loans Charged Off to
   Average Loans Outstanding                      0.34%         0.41%         0.50%         0.42%            0.50%
==================================================================================================================

Allocation of the Allowance for Possible Loan Losses

The accompanying table sets forth the allocation of the allowance for possible loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans at December 31 for each of the past five years.


                                                          Years Ended December 31,
                 ------------------------------------------------------------------------------------------------------------------
(Dollars in
Thousands)                1999                 1998                 1997                   1996                      1995
-----------------------------------------------------------------------------------------------------------------------------------
                              % of                  % of                % of                      % of                     % of
                  Amount      Loans     Amount      Loans    Amount     Loans        Amount      Loans        Amount       Loans
                    of       To Total     Of       to Total    of      to Total         of      to Total        Of       to Total
                 Allowance    Loans    Allowance    Loans   Allowance   Loans      Allowance     Loans      Allowance      Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial         $ 3,432       18%    $ 2,198       21%    $ 2,370     16%       $ 2,912         20%      $ 3,235          18%
Real Estate          1,888       61       5,062       61       5,115     63          4,651         53         3,222          51
Lease Financing        314        2         152        1         136      1             93          1            84           1
Installment          4,605       19       3,715       17       3,851     20          3,975         26         4,743          30
Unallocated            147        -          47        -         267      -            243          -           156           -
-----------------------------------------------------------------------------------------------------------------------------------
   Total           $10,386      100%    $11,174      100%    $11,739    100%       $11,874        100%      $11,440         100%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


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

There have been no material changes made in the methodology or assumptions used to estimate the allowance during 1999. During the year ended December 31, 1999, loan quality has exhibited strong improvement throughout the entire loan portfolio, with reductions in criticized and classified loans, reductions in the level of non-performing assets and improvements in consumer delinquency trends and charged-off accounts.

Changes in loan portfolio composition during the period reflect a continued reduction in the installment portfolio with increases noted in residential and commercial real estate loans. These mortgage loans have historically reported lower losses than the installment loans. Due to the historical loss history and the Bank's mortgage underwriting criteria, Management believes that lower levels of allowance allocation are required. Additionally, the installment portfolio has reported improved charge-off and delinquency levels.

Lower non-performing levels further contributed to a reduction in the allowance levels of the Company, despite an increase in portfolio outstandings. Non-performing loans represent a larger risk of loss. Resolution and/or reduction of these loans allow for less allocation of the allowance.

Management believes that the allowance for possible loan losses is adequate based on the Company's historical loss levels as well as the inherent risk of loss that exists as of the review date. Using the December 31, 1999 allowance level of $10,386,000 and projecting net charge-offs based on the five year historical average of net charge-offs as a percentage of average loans outstanding, the allowance covers 2.14x projected net charge-offs.

DEPOSITS

The following table reflects the average balances and average rates paid on deposits for each of the past three years.

                                                  1999                           1998                          1997
                                         ---------------------         -----------------------       -----------------------
                                          Average      Average          Average        Average        Average       Average
   (Dollars in Thousands)                 Balance        Rate           Balance          Rate         Balance         Rate
----------------------------------------------------------------------------------------------------------------------------
   Demand and Non-Interest
      Bearing Savings                   $  253,038           -%        $  254,565            -%     $  200,462            -%
----------------------------------------------------------------------------------------------------------------------------
   Interest-bearing
      Transaction Accounts                 228,134        1.88            143,600         1.69         139,274         1.67
   Other Savings                           325,480        2.09            415,641         2.26         383,180         2.57
   Time                                    650,791        4.98            606,634         5.64         620,165         5.37
----------------------------------------------------------------------------------------------------------------------------
      Total Savings and Time             1,204,405        3.61          1,165,875         3.99       1,142,619         3.98
----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                    $1,457,443        2.98%        $1,420,440         3.28%     $1,343,081         3.39%
============================================================================================================================



The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 1999.


(In Thousands)
--------------------------------------------------------------
Three Months or Less                                 $102,928
Over Three Through Six Months                          42,138
Over Six Through Twelve Months                         13,770
Over Twelve Months                                     12,032
--------------------------------------------------------------
   Total                                             $170,868
==============================================================

RETURN ON EQUITY AND ASSETS

United's 1999 Annual Report, Financial Review section, contains on page 13, "Selected Consolidated Financial Data," the information required by this Item and that information is incorporated herein by reference.

SHORT-TERM BORROWINGS

The following table sets forth certain information regarding the Company's short-term borrowed funds at or for the years ended December 31:

                                                                                          1999              1998
-------------------------------------------------------------------------------------------------------------------
Securities Sold Under Agreements to Repurchase:
     Average Balance Outstanding                                                        $ 36,347           $15,385
     Weighted Average Interest Rate                                                        5.65%             5.64%
     Highest Month-End Balance                                                          $ 54,475           $81,864
-------------------------------------------------------------------------------------------------------------------
Borrowed Funds:
     Average Balance Outstanding                                                        $ 79,278           $71,775
     Weighted Average Interest Rate                                                        5.91%             4.65%
     Highest Month-End Balance                                                          $128,117           $78,491
-------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Advances:
     Average Balance Outstanding                                                        $ 36,178           $20,669
     Weighted Average Interest Rate                                                        4.13%             5.60%
     Highest Month-End Balance                                                          $ 71,000           $60,048
-------------------------------------------------------------------------------------------------------------------

(f) EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are executive officers of the Company or the Bank who do not also serve as directors.

                                          EXECUTIVE
                                           OFFICER            PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                            AGE         SINCE                   FOR THE PAST FIVE YEARS
----------------------------    ---       ---------     ----------------------------------------------
Warren R. Gerleit*               52          1992       Executive Vice President-Lending and Branch
                                                        Administration since September 10, 1996;
                                                        Executive Vice President-Lending of the Bank
                                                        since December 20, 1994.

Donald W. Malwitz                56          1988       Vice President and Treasurer of the Company
                                                        since September 28, 1995; Treasurer of the
                                                        Company since August 1, 1988; Executive Vice
                                                        President and Chief Financial Officer of the Bank
                                                        since January 1, 1990.

Ralph L. Straw, Jr.              57          1993       Vice President, General Counsel and Secretary of the
                                                        Company since July 1, 1996; Executive Vice President
                                                        General Counsel and Cashier of the Bank since
                                                        July 1, 1996; Executive Vice President and
                                                        General Counsel of the Bank since December 21,
                                                        1995; Senior Vice President and General Counsel
                                                        since September 13, 1993.

A. Richard Abrahamian            40          1992       Senior Vice President and Chief Accounting
                                                        Officer of the Bank.

John J. Cannon                   55          1995       Senior Vice President and Senior Trust Officer of
                                                        the Bank since December 21, 1995; Vice
                                                        President and Trust Officer since July 11, 1994;

Joanne F. Herb                   49          1993       Senior Vice President and Corporate Strategic
                                                        Planning Manager of the Bank since May 16, 1995;
                                                        Vice President and Corporate Strategic Planning
                                                        Manager since May 31, 1993.


*Effective January 1, 2000, Mr. Gerleit was named President and Chief Operating
 Officer of United National Bank and was appointed to the Board of Directors of United National Bank.

 Raymond C. Kenwell*             48          1995       Senior Vice President-Commercial Lending  since
                                                        December 21, 1995; Vice President-Commercial
                                                        Lending 1993 to 1995; formerly Vice President -
                                                        Lending of National Westminster Bank NJ and its
                                                        Predecessors.

 Charles E. Nunn, Jr.            46          1995       Senior Vice President and Director  of Human
                                                        Resources of the Bank since December 21, 1995;
                                                        Vice President and Director of Human Resources
                                                        1994-1995; Vice President of Human Resources
                                                        1992-1994.

 Donald E. Reinhard              45          1996       Senior Vice President and Director of Marketing since
                                                        September 10, 1996; Vice President and
                                                        Marketing Manager 1993-1996.

 Richard G. Tappen               49          1998       Executive Vice President of the Bank since
                                                        December 15, 1998; President of United Commercial
                                                        Capital Group since July 28, 1997; previously
                                                        Senior Vice President of Summit Bank.

*Effective January 1, 2000, Mr. Kenwell was named Executive Vice President,
 Consumer and Commercial Lending.

ITEM 2 - PROPERTIES

The corporate headquarters of United is located in a three-story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company, the Bank, and a branch office of the Bank. The Bank occupies 34 additional branch offices, of which 16 are owned and 18 are leased.

United's 1999 Annual Report Financial Review section contains information on page 25, Note 8; page 26, Note 11 and page 32, Note 17 that is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

United's 1999 Annual Report, Financial Review section, contains on page 32, Note 17, the information required by Item 3 and that information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The only voting securities of the Company consist of its common stock outstanding. The shares are listed on the NASDAQ Stock Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ.

On December 31, 1999, there were 2,277 shareholders of the Company's common stock.

The following table sets forth by quarter the range of high and low closing market quotations for United National Bancorp's capital stock and the cash dividends declared per common share during the past two years as reported on
NASDAQ:

                                                                                            Cash Dividends
             Year            Quarter                High*                    Low*                Declared*
             1998              First              $ 27.66                  $21.87                    $0.12
                              Second                27.34                   24.66                     0.13
                               Third                26.70                   19.94                     0.17
                              Fourth                22.88                   20.28                     0.19

             1999              First                22.23                   20.93                     0.19
                              Second                22.41                   21.05                     0.19
                               Third                22.88                   18.87                     0.19
                              Fourth                22.94                   18.75                     0.20


         *Adjusted for the 6% stock dividend declared in 1999.

ITEM 6 - SELECTED FINANCIAL DATA

United's 1999 Annual Report, Financial Review section, contains on pages 13 and 18 through 20 (Note 1) information required by Item 6 and that information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United's 1999 Annual Report, Financial Review section, contains on pages 2 through 12 information required by Item 7 and that information is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United's 1999 Annual Report, Financial Review section, contains on pages 12 and 14 through 35 information required by Item 8 and that information is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

United's Proxy Statement for its 2000 Meeting will contain, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

ITEM 11 - EXECUTIVE COMPENSATION

United's Proxy Statement for its 2000 Meeting will contain, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

United's Proxy Statement for its 2000 Annual Meeting will contain, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

United's Proxy Statement for its 2000 Annual Meeting will contain, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements and report of independent public accountants listed below of United National Bancorp, included in United's 1999 Annual Report, are incorporated herein by reference.

                                                                       Financial Review Page *
         Independent Auditors' Report                                            36

         Consolidated Balance Sheets at December 31,
                  1999 and 1998                                                  14
         Consolidated Statements of Income for the
                  Three Years Ended December 31, 1999                            15
         Consolidated Statements of Changes in
                  Stockholders' Equity for the Three
                  Years Ended December 31, 1999                                  16
         Consolidated Statements of Cash Flows
                  for the Three Years Ended
                  December 31, 1999                                              17
         Notes to Consolidated Financial Statements                              18-35
         Consolidated Unaudited Quarterly Financial Data                         12


         *Refers to respective page numbers of United National Bancorp's 1999 Annual Report to Shareholders, Financial Review section, included as
         Exhibit 13. Such pages are incorporated herein by reference.

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

         (13) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended December 31, 1999 are incorporated by reference into this Annual Report on Form 10-K.

         (21)   List of Subsidiaries

         (23)   Consent of Independent Public Accountants

         (27)   Financial Data Schedule



(b)      REPORTS ON FORM 8-K

         A Form 8-K was filed on November 11, 1999. Under Item 5, the Board of Directors approved a plan to repurchase up to 800,000 shares, or approximately five percent of its common stock. United's press release dated November 22, 1999, United National Bancorp Announces Stock Repurchase Program were included as exhibits.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED NATIONAL BANCORP

                                           By: /s/ Thomas C. Gregor
                                               ----------------------
                                                    Thomas C. Gregor
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                              TITLE                             DATE
-------------------------                 --------------                     --------------
 /s/ Thomas C. Gregor                     Chairman of the                    March 30, 2000
----------------------                    Board, President and
   Thomas C. Gregor                       Chief Executive Officer
                                          and Director

 /s/ Donald W. Malwitz                    V.P. & Treasurer                   March 30, 2000
----------------------                    (Principal Financial Officer)
   Donald W. Malwitz

 /s/ A. Richard Abrahamian                Senior V.P. and Chief              March 30, 2000
--------------------------                Accounting Officer
   A. Richard Abrahamian                  (Principal Accounting Officer)

 /s/ George W. Blank                      Director                           March 30, 2000
---------------------
   George W. Blank

/s/ Donald A. Buckley                     Director                           March 30, 2000
----------------------
   Donald A. Buckley

 /s/ C. Douglas Cherry                    Director                           March 30, 2000
-----------------------
   C. Douglas Cherry

 /s/ Charles E. Hance                     Director                           March 30, 2000
----------------------
   Charles E. Hance

 /s/ William T.  Kelleher, Jr.            Director                           March 30, 2000
-------------------------------
   William T. Kelleher,  Jr.

/s/ John R. Kopicki                       Director                           March 30, 2000
-----------------------
   John R. Kopicki

/s/ Antonia S. Marotta                    Director                           March 30, 2000
-----------------------
   Antonia S. Marotta


 /s/ John W. McGowan III                  Director                           March 30, 2000
------------------------
   John W. McGowan III

  /s/ Patricia A. McKiernan               Director                           March 30, 2000
----------------------------
   Patricia A. McKiernan

 /s/ Charles N. Pond, Jr.                 Director                           March 30, 2000
-------------------------
   Charles N. Pond, Jr.

 /s/ Paul K. Ross                         Director                           March 30, 2000
----------------------------
   Paul K. Ross

/s/ Arlyn D. Rus                          Director                           March 30, 2000
---------------------------
   Arlyn D. Rus

/s/ David R. Walker                       Director                           March 30, 2000
--------------------------
   David R. Walker

 /s/ Ronald E. West                       Director                           March 30, 2000
--------------------------
   Ronald E. West

 /s/ George J. Wickard                    Director                           March 30, 2000
------------------------
   George J. Wickard