Form 10-Q
period 2000-03-31
UNITED NATIONAL BANCORP
filed 2000-05-15
CIK 831959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                        Commission File Number: 000-16931

                             United National Bancorp
             (Exact name of registrant as specified in its charter)

New  Jersey                                                      22-2894827
------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R.S. Employer)
incorporation or organization)
Identification No.)

1130 Route 22 East, Bridgewater, New Jersey                         08807-0010
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (908) 429-2200
                                 ---------------
              (Registrant's telephone number, including area code)

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

                                 [X] Yes   [ ] No

As of May 1, 2000, there were 15,424,711 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX



PART I - FINANCIAL INFORMATION                                             PAGE(S)

ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                                    1-6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7-13

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk             14

PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                      16


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                    March 31,    December 31,
                                                                      2000          1999
                                                                    ---------    -----------
ASSETS
Cash and Due from Banks                                           $   48,172     $   53,490
Federal Funds Sold                                                     1,600           --
Securities Available for Sale, at Market Value                       630,388        631,661
Securities Held to Maturity                                           51,338         37,908
Trading Account Securities, at Market Value                              876            929
Loans, Net of Unearned Income                                      1,255,998      1,237,536
  Less: Allowance for Possible Loan Losses                            10,814         10,386
                                                                 -----------    -----------
  Loans, Net                                                       1,245,184      1,227,150
Mortgage Loans Held for Sale                                            --           23,807
Premises and Equipment, Net                                           28,280         29,024
Other Real Estate, Net                                                   267             56
Intangible Assets, Primarily Core Deposit Premiums                     7,097          7,202
Cash Surrender Value of Life Insurance Policies                       50,815         35,253
Other Assets                                                          48,162         43,903
                                                                 -----------    -----------
     TOTAL ASSETS                                                 $2,112,179     $2,090,383
                                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                                          $  231,621     $  235,386
  Savings                                                            588,493        562,673
  Time                                                               723,103        683,150
                                                                 -----------    -----------
     Total Deposits                                                1,543,217      1,481,209

Short-Term Borrowings                                                156,563        199,931
Other Borrowings                                                     244,386        236,397
Other Liabilities                                                     31,734         34,381
                                                                 -----------    -----------
   Total Liabilities                                               1,975,900      1,951,918
Company-Obligated Mandatorily Redeemable Preferred Series B
Capital Securities of a Subsidiary Trust Holding Solely Junior
  Subordinated  Debentures of the Company                             20,000         20,000
STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  None issued and outstanding                                           --             --
Common Stock, $1.25 Par Value, Authorized Shares 25,000,000
  Issued Shares 16,145,434 in 2000 and 16,145,931 in 1999,
  Outstanding Shares 15,479,711 in 2000 and 15,646,073 in 1999        20,209         20,182
Additional Paid-in Capital                                           129,191        129,460
Retained Earnings                                                      8,387          5,592
Treasury Stock, at Cost - 665,723  shares in 2000 and
  499,858 shares in 1999                                             (12,689)        (9,817)
Restricted Stock                                                         (73)           (97)
Accumulated Other Comprehensive Loss                                 (28,746)       (26,855)
                                                                 -----------    -----------
Total Stockholders' Equity                                           116,279        118,465
                                                                 -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $2,112,179     $2,090,383
                                                                 ===========    ===========



See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                             ---------------------------
                                                                2000            1999
                                                             ------------    -----------
     INTEREST INCOME
     Interest and Fees on Loans                                 $25,860         $21,712
     Interest and Dividends on Securities Available
        for Sale:
        Taxable                                                  10,134           8,565
        Tax-Exempt                                                  989           1,105
     Interest and Dividends on Securities Held to
        Maturity:
        Taxable                                                     379             498
        Tax-Exempt                                                  297             255
     Dividends on Trading Account Securities                         11               8
     Interest on Federal Funds Sold and
        Deposits with Federal Home Loan Bank                         11             397
                                                                ---------       --------
        TOTAL INTEREST INCOME                                    37,681          32,540
                                                                ---------       --------
     INTEREST EXPENSE
     Interest on Savings Deposits                                 3,583           2,789
     Interest on Time Deposits                                    9,493           7,656
     Interest on Short-Term Borrowings                            2,230           1,729
     Interest on Other Borrowings                                 3,494           2,547
                                                                ---------       --------
        TOTAL INTEREST EXPENSE                                   18,800          14,721
                                                                ---------       --------
     Net Interest Income                                         18,881          17,819
     Provision for Possible Loan Losses                           1,200             975
                                                                ---------       --------
     NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
       LOAN LOSSES                                               17,681          16,844
                                                                ---------       --------
     NON-INTEREST INCOME
     Trust Income                                                 1,635           1,566
     Service Charges on Deposit Accounts                            991           1,151
     Other Service Charges, Commissions and Fees                  1,575           1,475
     Net Gains from Securities Transactions                         929             675
     Other Income                                                 1,247             789
                                                                ---------       --------
        TOTAL NON-INTEREST INCOME                                 6,377           5,656
                                                                ---------       --------
     NON-INTEREST EXPENSE
     Salaries, Wages and Employee Benefits                        6,748           6,544
     Occupancy Expense, Net                                       1,376           1,283
     Furniture and Equipment Expense                              1,129           1,078
     Data Processing Expense                                      1,795           1,502
     Distributions of Series B Capital Securities                   501             501
     Amortization of Intangible Assets                              330             603
     Net Cost to Operate Other Real Estate                           67              26
     Non-Recurring Charges                                           --          11,073
     Other Expenses                                               3,938           3,450
                                                                ---------       --------
        TOTAL NON-INTEREST EXPENSE                               15,884          26,060
                                                                ---------       --------
     Income Before Provision for Income Taxes                     8,174          (3,560)
     Provision for Income Taxes                                   2,272            (114)
                                                                =========       ========
     NET INCOME                                                 $ 5,902         $(3,446)
                                                                =========       ========
     NET INCOME PER COMMON SHARE:
        Basic                                                   $  0.38         $ (0.22)
                                                                =========       ========
        Diluted                                                 $  0.38         $ (0.22)
                                                                =========       ========
     WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic                                                    15,596         15,784
        Diluted                                                  15,725         15,784


See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                                     Accumulated
                                                   Additional                                           Other           Total
                                        Common      Paid-In    Retained    Treasury    Restricted   Comprehensive    Stockholders'
                                        Stock       Capital    Earnings      Stock       Stock          Loss            Equity
                                      -----------  ----------- ----------  ----------  ----------  ----------------  -------------


     Balance December 31, 1999           $20,182     $129,460     $5,592     $(9,817)       $(97)         $(26,855)      $118,465

     Net Income                               --           --      5,902          --          --                --          5,902

     Cash Dividends Declared
        ($0.20 Per Share)                     --           --     (3,107)         --          --                --         (3,107)

     Exercise of Stock Options
        (22,235 Shares)                       27         (269)        --         435          --                --            193

     Change in Unrealized Loss on
       Securities Available for
       Sale, Net of Tax                       --           --         --          --          --            (1,891)        (1,891)

     Purchase of Treasury Stock                            --         --      (3,307)         --                --         (3,307)
        (188,100 shares)

     Restricted Stock Activity, Net           --           --         --          --          24                --             24
                                      -----------  ----------- ----------  ----------  ----------  ----------------  -------------
     Balance-March 31, 2000              $20,209     $129,191   $  8,387    $(12,689)       $(73)         $(28,746)      $116,279
                                      ===========  =========== ==========  ==========  ==========  ================  =============



See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                   2000                 1999
                                                                             -----------------    -----------------
  OPERATING ACTIVITIES
  Net Income (Loss)                                                                 $ 5,902             $ (3,446)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
   By (Used in) Operating Activities:
    Depreciation and Amortization                                                       871                1,325
    (Accretion) Amortization of Securities Premiums, Net                               (155)                 230
    Provision for Possible Loan Losses                                                1,200                  975
    (Benefit) Provision for Deferred Income Taxes                                       (36)                (752)
    Net Gain on Disposition of Premises and Equipment                                    --                   (6)
    Net Gains from Securities Transactions                                             (982)                (675)
    Net Gain on the Sale of Loans Held for Sale                                        (287)                  --
    Trading Account Securities Activity, Net                                             53                   56
    Increase in Other Assets                                                         (3,856)              (5,834)
    (Decrease) Increase in Other Liabilities                                         (2,611)                 341
    Restricted Stock Activity, Net                                                       24                  199
                                                                               ---------------      ---------------
    Net Cash Provided by (Used in) Operating Activities                                 123               (7,587)
                                                                               ---------------      ---------------

  INVESTING ACTIVITIES Securities Available for Sale:
    Proceeds from Sales of Securities                                                82,269              104,326
    Proceeds from Maturities of Securities                                            1,500               34,641
    Purchases of Securities                                                         (84,216)            (194,229)
  Securities Held to Maturity:
    Proceeds from Maturities of Securities                                            3,650               12,005
    Purchases of Securities                                                         (17,132)              (5,533)
  Purchase of Corporate-Owned Life Insurance                                        (15,000)                  --
  Net Increase in Loans                                                             (19,234)             (21,958)
  Proceeds from Sale of Loans Held for Sale                                          24,094                   --
  Expenditures for Premises and Equipment                                               (22)                (544)
  Proceeds from Sale of Premises and Equipment                                           --                   38
  (Increase) Decrease in Other Real Estate, Net                                        (158)                 357
                                                                               ---------------      ---------------
    Net Cash Used in Investing Activities                                           (24,249)             (70,897)
                                                                               ---------------      ---------------

  FINANCING ACTIVITIES
  Net Increase in Demand and Savings Deposits                                        22,055                  808
  Net Increase in Time Deposits                                                      39,953               13,282
  Net (Decrease) Increase in Short-Term Borrowings                                  (43,368)               6,688
  Net Increase in Other Borrowed Funds                                                7,989               33,295
  Cash Dividends on Common Stock                                                     (3,107)              (3,311)
  Proceeds from Exercise of Stock Options                                               193                1,598
  Treasury Stock Acquired, at Cost                                                   (3,307)                  --
                                                                               ---------------      ---------------
    Net Cash Provided by Financing Activities                                        20,408               52,360
                                                                               ---------------      ---------------
  Net Decrease in Cash and Cash Equivalents                                          (3,718)             (26,124)
  Cash and Cash Equivalents at Beginning of Period                                   53,490              102,967
                                                                               ---------------      ---------------
  Cash and Cash Equivalents at End of Period                                        $49,772             $ 76,843
                                                                               ===============      ===============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Period:
    Interest                                                                        $15,438             $ 14,359
    Income Taxes                                                                      5,400                4,200



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

(2)      COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income amounted to the following for the periods indicated:

                                                                            Three Months Ended
                                                                                March 31,
                                                                      -------------------------------
                                                                           2000             1999
                                                                      ----------------  -------------
                                                                          (amount in thousands)
  Net Income (Loss)                                                           $ 5,902       $(3,446)
  Change in Unrealized (Loss) Gain on Securities
     Available for Sale                                                        (1,891)       (5,032)
                                                                      ================  =============
  Comprehensive Income (Loss)                                                 $ 4,011       $(8,478)
                                                                      ================  =============

(3)      NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 129,000 for the three months ended March 31, 2000. As the Company reported a net loss for the three months ended March 31, 1999, potential shares of common stock resulting from stock option agreements were anti-dilutive and no shares were assumed to be exercised.

(4)      DISSOLUTION OF JOINT VENTURE

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

In June 1999, the Company was advised that its joint venture partner signed a definitive agreement with a third party servicer. UFS subsequently ceased operations in the fourth quarter of 1999. In light of that development, the Company expects that the value of the Company's interest in UFS may be substantially less than it would have been had UFS continued in operation, and that the Company may incur liabilities in connection with the obligations of UFS under operating leases which remain in effect at the time UFS was dissolved, to the extent such liabilities are not assumed by the joint venture partner's servicer. UFS is currently negotiating the termination of its lease obligations.

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

Ultimately, the Company's potential loss on its investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the ability of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The third-party processor retained by our joint venture party has assumed some leases and purchased some of the Company's equipment. In addition, a few of the equipment lease buyouts have been negotiated and are in the process of final approval. Our estimated losses are currently on target and additional losses are not anticipated at this time. No charges against the reserve have occurred during the quarter ended March 31, 2000. It is anticipated that the above charges will be realized through the third quarter of 2000.


(5)      RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2000.

As discussed earlier in Note (1), during 1999, the Company completed its acquisition of Raritan Bancorp Inc., merging its operations into that of the Company's. Such operations were previously reported as a separate operating segment of the Company. In addition, the Company completed the conversion of its own data processing operations to an independent third-party provider and did not produce any meaningful segment reporting information during the first quarter of 2000.

Based on above, no segment reporting information is provided as such information was not deemed meaningful.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at March 31, 2000 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and March 31, 1999:

OVERVIEW

The Company realized net income of $5,902,000 for the first quarter of 2000, as compared to net loss of $3,446,000 reported for the same period in 1999. The first quarter of 1999 included non-recurring charges, net of taxes, totaling $8,864,000 or $0.56 per diluted share in connection with the acquisition of the Raritan Bancorp Inc. ("Raritan") and the sale of non-performing assets. Net income per diluted share was $0.38 for the first quarter of 2000 as compared to a net loss per diluted share of $0.22 for the prior year period.

First quarter 2000 operating earnings, net of taxes, totaled $5,902,000 or $0.38 per diluted share. This represents an increase of $484,000 or 8.9% from operating earnings of $5,418,000 or $0.34 per diluted share for the three months ended March 31, 1999, before one-time charges.

The increase in operating earnings before non-recurring charges for the three-month period ended March 31, 2000 compared to 1999 was primarily the result of increases in net interest income combined with an increase in non-interest income, partially offset by an increase in non-interest expense. These improvements are largely attributable to economies of scale and cost reductions realized as a result of the Raritan Bancorp, Inc. acquisition, which was completed in the first quarter of 1999.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended March 31, 2000 was $37,681,000, an increase of $5,141,000 or 15.8% from the $32,540,000 reported for the same period in 1999. The increase is primarily attributable to increases in earning asset volume. For the three months ended March 31, 2000, average interest earning assets were up 9.9%, compared with the same period in 1999, with most of the growth coming in the consumer, real estate and commercial loan categories. The increase in interest income resulting from increases in earning asset volume was coupled with an increase in average yield. For the three months ended March 31, 2000, the average yield on earning assets increased 35 basis points to 7.79% from 7.44% for the same period last year.

Interest Expense

The Company's interest expense for the first quarter of 2000 increased $4,079,000 to $18,800,000 from $14,721,000 for the same period last year. The average cost of interest bearing liabilities increased 50 basis points to 4.50% for the first three months of 2000 from 4.00% for the three months ended March 31, 1999, primarily as a result of an increase in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $191,033,000 for the first three months of 2000 compared to the same period in 1999, while non-interest bearing deposits increased by $5,876,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the first quarter of 2000 was an increase of $1,062,000 or 6.0% in net interest income as compared to the first quarter of 1999. For the three months ended March 31, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 14 basis points and 16 basis points, respectively, from the same period last year.

Provision for Possible Loan Losses

For the three months ended March 31, 2000, the provision for possible loan losses was $1,200,000, compared to $975,000 for the same period last year, due primarily to increases in the loan portfolio. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the first quarter of 2000, compared to the first quarter of 1999, total non-interest income increased $721,000 or 12.7%, due primarily to increases of $254,000 in net securities gains, $100,000 in other service charges, commission and fees and $458,000 in other income. Other income increased due primarily to an increase in income on the Company's investment in corporate owned life insurance. These increases were partial offset by a decline in service charges on deposits accounts of $160,000. This decrease in 2000 resulted from the Company's continued drive to build upon on its relationship banking with customers by increasing the efforts on offering its Combined Banking, which in turn has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the quarter ended March 31, 2000, non-interest expense decreased $10,176,000 from the same period last year. Included in the first quarter of 1999 were non-recurring charges totaling $11,073,000, pre-tax, related to the Company's acquisition of Raritan and the sale of non-performing assets. Excluding these charges, non-interest expense increased by $897,000 or 6.0% from 1999. Salaries and benefits expense increased by $204,000 or 3.1% as a result of filling open staff requisitions and normal salary increases. Data processing expense increased $293,000 compared to the prior year period primarily due to increased transaction volume. Other expenses increased $488,000, which consisted primarily of increased marketing, telephone, legal and professional fees. Partially offsetting these increases was a decrease in amortization of intangible assets of $273,000 during the first quarter of 2000 compared with 1999, due to the reduced amortization resulting from the Company's dissolution of UFS.

Income Taxes

The provision for income taxes increased by $2,386,000 to $2,272,000 for the first quarter of 2000 as compared to a benefit for income taxes of $114,000 for the same period in 1999. The increase in the effective tax rate is attributable to the prior year containing certain non-deductible one-time charges taken in 1999.

FINANCIAL CONDITION

March 31, 2000 as compared to December 31, 1999:

Total assets increased $21,796,000, or 1.0% from December 31, 1999. Loans, net of allowance and excluding loans held for sale, increased by $18,034,000, securities increased by $12,104,000, Federal Funds sold increased by $1,600,000, corporate owned life insurance increased by $15,562,000 and other assets increased by $4,259,000. Conversely, there were decreases of $23,807,000 in mortgage loans held for sale, $5,318,000 in cash and due from banks, $744,000 in premises and equipment and $105,000 in intangible assets.

Total loans at March 31, 2000, excluding loans held for sale, increased $18,462,000, or 1.5% to $1,255,998,000 from year-end 1999. Commercial loans contributed $36,348,000 to the first three months of loan growth, an increase of 15.5% over December 31, 1999. Lease financing grew by $2,874,000 or 15.6% compared with December 31, 1999. Installment loans increased $20,463,000 or 10.3% from December 31, 1999, real estate loans decreased by $40,440,000 or 5.4% compared with year-end 1999 and credit card loans declined by $2,415,000 or 5.5%.

The following schedule presents the components of gross loans, by type, for each period presented.

                                                         March 31,        December 31,
        (In Thousands)                                     2000               1999
                                                  -----------------    ---------------
        Commercial                                        $270,304          $ 233,956
        Real Estate                                        712,078            752,518
        Installment                                        220,040            199,577
        Lease Financing                                     21,336             18,462
        Retail Credit Card Plan                             41,501             43,916
                                                  -----------------    ---------------
          Total Loans Outstanding                        1,265,259          1,248,429
        Less: Unearned Income                                9,261             10,893
                                                  -----------------    ---------------
          Loans, Net of Unearned Income                 $1,255,998         $1,237,536
                                                  =================    ===============

Within the securities portfolio, the majority of the increase was due to purchases of corporate debt securities and other securities. The amortized cost and approximate market value of securities are summarized as follows:


                                        March 31, 2000       December 31, 1999
                                     -------------------- ----------------------
                                      Amortized    Market  Amortized    Market
  SECURITIES AVAILABLE FOR SALE         Costs       Value    Costs       Value
  ------------------------------    -----------  -------- ----------  ---------
  (in thousands)
Obligations of U.S. Government
     Agencies and Corporations        $125,894   $117,463   $ 97,738   $ 88,683

Obligations of States and
     Political Subdivisions             84,645     78,502     80,520     75,223

Mortgage-Backed Securities             391,404    362,743    398,106    370,794

Corporate Debt Securities               47,905     43,729     47,908     44,021

Equity Securities                       24,764     27,951     48,705     52,940

                                      --------   --------   --------   --------
Total Securities Available For Sale    674,612    630,388    672,977    631,661
                                      ========   ========   ========   ========
SECURITIES HELD TO MATURITY
U.S. Treasury Securities                 4,000      3,963      5,000      4,961

Obligations of U.S. Government
     Agencies and Corporations          19,840     19,843      4,997      4,663

Obligations of States and
     Political Subdivisions             25,171     24,782     25,515     24,978

Mortgage-Backed Securities               2,152      2,098      2,221      2,143

Other Securities                           175        175        175        173
                                      --------   --------   --------   --------
Total Securities Held To Maturity       51,338     50,861     37,908     36,918
                                      ========   ========   ========   ========
Trading Securities                         743        876        743        929
                                      --------   --------   --------   --------
Total Securities                      $726,693   $682,125   $711,628   $669,508
                                      ========   ========   ========   ========


Total deposits increased $62,008,000 or 4.2%. Time deposits increased by $39,953,000, or 5.8%, and savings deposits increased $25,820,000, or 4.6% while demand deposits decreased by $3,765,000, or 1.6%. Short-term borrowings decreased by $43,368,000, or 21.7% while other borrowings increased by $7,989,000, or 3.4%. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of March 31, 2000 and December 31, 1999, 1998, 1997, and 1996:

                                    March 31,      December 31,    December 31,    December 31,    December 31,
(Dollars in Thousands)                 2000            1999            1998            1997            1996
                                  ---------------  --------------  --------------  --------------  --------------
Total Assets                          $2,112,179      $2,090,383      $1,916,809      $1,789,426      $1,550,129

Total Loans (Net of Unearned
Income) (1)                           $1,255,998      $1,261,343      $1,057,081        $931,266        $898,788

Allowance for Possible Loan
Losses                                   $10,814         $10,386         $11,174         $11,739         $11,874
   % of Total Loans                         0.86%           0.82%           1.06%           1.26%           1.32%

Total Non-Performing Loans (2)            $6,279          $8,142          $8,612          $9,973          $13,018
   % of Total Assets                        0.30%           0.39%           0.45%           0.56%           0.84%
   % of Total Loans                         0.50%           0.65%           0.81%           1.07%           1.45%

Allowance for Possible Loan
Losses
  To Non-Performing Loans                 172.22%         127.56%         129.75%         117.71%          91.21%

Total of Non-Performing Assets            $6,546          $8,251          $9,170         $11,650         $15,163
   % of Total Assets                        0.31%           0.39%           0.48%           0.65%           0.98%

(1) Includes mortgage loans held for sale.

(2) Non-performing loans consist of:
    (a) impaired loans, which includes non-accrual and renegotiated loans, and
    (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At March 31, 2000, there were $510,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $26,000, which is performing in accordance with the restructured agreement.

For the three months ended March 31, 2000, the Company recognized no interest income on impaired loans.

Allowance for Possible Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At March 31, 2000, the allowance for possible loan losses was $10,814,000, up $428,000 compared to $10,386,000 at year-end 1999. Net charge-offs for the three months ended March 31, 2000 were $772,000.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At March 31, 2000, the ratio of the allowance for possible loan losses to non-performing loans was 172.22% as compared to 127.56% at December 31, 1999. In the opinion of Management, the allowance for possible loan losses at March 31, 2000 was adequate to absorb possible future losses on existing loans and commitments based upon currently available information.*

Liquidity Management

At March 31, 2000, the amount of liquid assets remained at a level Management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

At March 31, 1999, liquid investments, comprised of Federal Funds sold and money market mutual fund instruments, totaled $2,420,000. Additional liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $72,345,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 2000, the Company had $395,156,000 of lines of credit with the Federal Home Loan Bank and correspondent banks under which $172,403,000 was available.

Capital

Total stockholders' equity decreased $2,186,000 to $116,279,000 at March 31, 2000 from $118,465,000 at December 31, 1999. The decrease during the three-month period was due to the quarterly cash dividends declared totaling $3,107,000, a decrease of $1,891,000 (net of tax) in the three months ended March 31, 2000 market value of the Company's available for sale securities portfolio from the evaluation at December 31, 1999 and the repurchase of 188,100 shares of the Company's common stock, which resulted in $3,307,000. Partially offsetting these decreases were the exercise of stock options of $193,000, restricted stock activity of $24,000, and net income of $5,902,000.

The following table reflects the Company's capital ratios, as of March 31, 2000 and December 31, 1999 in accordance with current regulatory guidelines.

(Dollars in Thousands)                                  March 31, 2000             December 31, 1999
                                                   -------------------------   --------------------------
                                                      Amount        Ratio         Amount         Ratio
                                                   -------------   ---------   --------------   ---------
RISK-BASED CAPITAL
TIER I CAPITAL
  Actual                                               $157,932       10.70%        $158,123       10.93%

  Regulatory Minimum Requirements                        59,062        4.00           57,874        4.00

  For Classification as Well Capitalized                 88,593        6.00           86,811        6.00


COMBINED TIER I AND TIER II CAPITAL
  Actual                                               $168,746       11.43%        $168,509       11.65 %

  Regulatory Minimum Requirements                       118,124        8.00          115,748        8.00

  For Classification as Well Capitalized                147,655       10.00          144,685       10.00

LEVERAGE
  Actual                                               $157,932        7.42%        $158,123        7.46%

  Regulatory Minimum Requirements                        85,102        4.00           84,744        4.00

  For Classification as Well Capitalized                106,378        5.00          105,930        5.00

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators.

Year 2000 Issue

To date, no Year 2000 related problems have been experienced by the Company. In addition, the Company has no knowledge of any borrower that is unable to meet their obligations to the Company because of a Year 2000 issue. The Company will continue to monitor for Year 2000 issues throughout the year 2000. The Company has incurred costs of approximately $550,000 to date related to Year 2000 readiness.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The primary market risk faced by the Company is interest rate risk. The Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At March 31, 2000, the Company's income simulation model indicates an acceptable level of interest rate risk, with no significant change from December 31, 1999.*

Computation of prospective effects of hypothetical interest rates changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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


                               UNITED NATIONAL BANCORP
                                     (Registrant)


Dated: May 12, 2000              By: THOMAS C. GREGOR
                                     -----------------------------------------
                                     Thomas C. Gregor, Chairman
                                     President and CEO


Dated: May 12, 2000             By: A. RICHARD ABRAHAMIAN
                                     -----------------------------------------
                                     A. Richard Abrahamian
                                     Senior Vice President & Chief
                                     Accounting Officer of United National Bank
                                     (Principal Accounting Officer)