Form 10-Q
period 2000-06-30
UNITED NATIONAL BANCORP
filed 2000-08-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 --------------

                                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------


                        Commission File Number: 000-16931
                                                ---------

                             United National Bancorp
                             -----------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                         22-2894827
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               identification No.)


1130 Route 22 East, Bridgewater, New Jersey                        08807-0010
-----------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (908) 429-2200
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No

As of August 1, 2000, there were 15,307,711 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX




PART I - FINANCIAL INFORMATION                                        PAGE(S)


ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                               1-8

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-16

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk        17


PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders              18

ITEM 6    Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                 19

Part I - Financial Information
Item 1 - Financial Statements
                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                   June 30,     December 31,
                                                                                    2000           1999
                                                                                 -----------    -----------
ASSETS
Cash and Due from Banks ......................................................   $    48,135    $    53,490
Securities Available for Sale, at Market Value ...............................       589,866        631,661
Securities Held to Maturity ..................................................        48,244         37,908
Trading Account Securities, at Market Value ..................................           850            929

Loans, Net of Unearned Income ................................................     1,309,069      1,237,536
  Less: Allowance for Possible Loan Losses ...................................        11,311         10,386
                                                                                 -----------    -----------
       Loans, net ............................................................     1,297,758      1,227,150
  Loans, Net

Mortgage Loans Held for Sale .................................................        19,353         23,807
Premises and Equipment, Net ..................................................        28,109         29,024
Other Real Estate, Net .......................................................           208             56
Intangible Assets, Primarily Core Deposit Premiums ...........................         6,765          7,202
Cash Surrender Value of Life Insurance Policies ..............................        51,481         35,253
Other Assets .................................................................        55,638         43,903
                                                                                 -----------    -----------
     Total Assets ............................................................   $ 2,146,407    $ 2,090,383
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand .....................................................................   $   238,010    $   235,386
  Savings ....................................................................       608,215        562,673
  Time .......................................................................       653,627        683,150
                                                                                 -----------    -----------
     Total Deposits ..........................................................     1,499,852      1,481,209

Short-Term Borrowings ........................................................       253,385        199,931
Other Borrowings .............................................................       229,349        236,397
Other Liabilities ............................................................        29,920         34,381
                                                                                 -----------    -----------
     Total Liabilities .......................................................     2,012,506      1,951,918

Company-Obligated Mandatorily Redeemable Preferred Series B
Capital Securities of a Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company .......................................        20,000         20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  None issued and outstanding ................................................          --             --
Common Stock, $1.25 Par Value, Authorized Shares 25,000,000
  Issued Shares 16,145,434 in 2000 and 16,145,931 in 1999,
  Outstanding Shares 15,307,711 in 2000 and 15,646,073 in 1999 ...............        20,209         20,182
Additional Paid-in Capital ...................................................       129,191        129,460
Retained Earnings ............................................................        11,383          5,592
Treasury Stock, at Cost - 837,723 shares in 2000 and
  499,858 shares in 1999 .....................................................       (15,933)        (9,817)
Restricted Stock .............................................................           (73)           (97)
Accumulated Other Comprehensive Loss .........................................       (30,876)       (26,855)
                                                                                 -----------    -----------
     Total Stockholders' Equity...............................................       113,901        118,465
                                                                                 -----------    -----------
     Total Liabilities and Stockholders' Equity ..............................   $ 2,146,407    $ 2,090,383
                                                                                 ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
INTEREST INCOME
Interest and Fees on Loans ..........................   $ 26,521   $ 22,558   $ 52,381   $ 44,270
Interest and Dividends on Securities Available
for Sale:
   Taxable ..........................................      9,837      9,102     19,971     17,667
   Tax-Exempt .......................................        983      1,308      1,972      2,413
Interest and Dividends on Securities Held to
Maturity:
   Taxable ..........................................        418        225        797        723
   Tax-Exempt .......................................        307        256        604        511
Dividends on Trading Account Securities .............          7          9         18         17
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank .............         11         21         22        418
                                                        --------   --------   --------   --------
   Total Interest Income ............................     38,084     33,479     75,765     66,019
                                                        --------   --------   --------   --------

INTEREST EXPENSE
Interest on Savings Deposits ........................      4,272      2,606      7,855      5,395
Interest on Time Deposits ...........................      9,615      8,093     19,108     15,749
Interest on Short-Term Borrowings ...................      2,999      1,427      5,229      3,146
Interest on Other Borrowings ........................      3,813      2,992      7,307      5,549
                                                        --------   --------   --------    -------
   Total Interest Expense ...........................     20,699     15,118     39,499     29,839
                                                        --------   --------   --------    -------

Net Interest Income .................................     17,385     18,361     36,266     36,180
Provision for Possible Loan Losses ..................      1,200        900      2,400      1,875
                                                        --------   --------   --------   --------
Net Interest Income After Provision for Possible
  Loan Losses .......................................     16,185     17,461     33,866     34,305
                                                        --------   --------   --------    -------
NON-INTEREST INCOME
Trust Income ........................................      1,635      1,567      3,270      3,133
Service Charges on Deposit Accounts .................      1,070      1,139      2,061      2,290
Other Service Charges, Commissions and Fees .........      1,711      1,663      3,286      3,138
Net Gains from Securities Transactions ..............        509        639      1,438      1,314
Income on Life Insurance ............................        666        358      1,228        716
Other Income ........................................        377        467      1,062        898
                                                        --------   --------   --------   --------
   Total Non-Interest Income ........................      5,968      5,833     12,345     11,489
                                                        --------   --------   --------   --------
NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits ...............      4,860      5,720     11,608     12,264
Occupancy Expense, Net ..............................      1,304      1,246      2,680      2,529
Furniture and Equipment Expense .....................      1,193      1,096      2,322      2,174
Data Processing Expense .............................      1,839      1,346      3,634      2,848
Distributions of Series B Capital Securities ........        500        500      1,001      1,001
Amortization of Intangible Assets ...................        333         81        663        684
Net Cost to Operate Other Real Estate ...............         34         75        101        101
Non-Recurring Charges ...............................       --        6,185       --       17,258
Other Expenses ......................................      3,824      3,377      7,762      6,827
                                                        --------   --------   --------   --------
   Total Non-Interest Expense .......................     13,887     19,626     29,771     45,686
                                                        --------   --------   --------   --------
Income Before Provision for Income Taxes ............      8,266      3,668     16,440        108
Provision for Income Taxes ..........................      2,212        945      4,484        831
                                                        --------   --------   --------   --------
NET INCOME (LOSS) ...................................   $  6,054   $  2,723   $ 11,956   $   (723)
                                                        ========   ========   ========    =======

NET INCOME (LOSS) PER COMMON SHARE:
   Basic ............................................   $   0.39   $   0.17   $   0.77   $  (0.05)
                                                        ========   ========   ========   ========
   Diluted ..........................................   $   0.39   $   0.17   $   0.77   $  (0.05)
                                                        ========   ========   ========   ========

Weighted Average Shares Outstanding:
   Basic ............................................     15,390     16,026     15,493     15,905
   Diluted ..........................................     15,531     16,255     15,628     15,905

     See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                       Accumulated
                                                     Additional                                        Other         Total
                                          Common     Paid-In     Retained    Treasury     Restricted   Comprehensive Stockholders'
                                          Stock      Capital     Earnings    Stock        Stock        Loss          Equity
                                          --------   ---------   ---------    ---------    ---------    ---------    ---------
Balance December 31, 1999 .............   $ 20,182   $ 129,460   $   5,592    $  (9,817)   $     (97)   $ (26,855)   $ 118,465

Net Income ............................       --          --        11,956         --           --           --         11,956

Cash Dividends Declared
   ($0.20 Per Share) ..................       --          --        (6,165)        --           --           --         (6,165)

Exercise of Stock Options
   (22,235 Shares) ....................         27        (269)       --            435         --           --            193

Change in Unrealized Loss on
  Securities Available for Sale,
  Net of Tax ..........................       --          --          --           --           --         (4,021)      (4,021)

Purchase of Treasury Stock ............                   --          --         (6,551)        --           --         (6,551)
   (360,100 shares)

Restricted Stock Activity, Net ........       --          --          --           --             24         --             24
                                          --------   ---------   ---------    ---------    ---------    ---------    ---------
Balance-June 30, 2000 .................   $ 20,209   $ 129,191   $  11,383    $ (15,933)   $     (73)   $ (30,876)   $ 113,901
                                          ========   =========   =========    =========    =========    =========    =========


See Accompanying Notes to Consolidated Financial Statements

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2000         1999
                                                                                 ---------    ---------
OPERATING ACTIVITIES
Net Income (Loss) ............................................................   $  11,956    $    (723)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
 By (Used in) Operating Activities:
  Depreciation and Amortization ..............................................       1,984        2,075
  (Accretion) Amortization of Securities Premiums, Net .......................        (338)       1,037
  Provision for Possible Loan Losses .........................................       2,400        1,875
  (Benefit) Provision for Deferred Income Taxes ..............................          45       (2,160)
  Net Gain on Disposition of Premises and Equipment ..........................        --             (6)
  Net Gains from Securities Transactions .....................................      (1,517)      (1,314)
  Net Gain on the Sale of Loans Held for Sale ................................        (287)        --
  Trading Account Securities Activity, Net ...................................          79            9
  (Increase) Decrease in Other Assets ........................................     (10,851)       3,217
  (Decrease) Increase in Other Liabilities ...................................      (4,506)       3,445
  Restricted Stock Activity, Net .............................................          24          199
                                                                                 ---------    ---------
  Net Cash (Used in) Provided by Operating Activities ........................      (1,011)       7,654
                                                                                 ---------    ---------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities ..........................................     125,783      145,146
  Proceeds from Maturities of Securities .....................................       2,250       39,622
  Purchases of Securities ....................................................     (90,534)    (280,950)
Securities Held to Maturity:
  Proceeds from Maturities of Securities .....................................       6,786       30,952
  Purchases of Securities ....................................................     (17,157)      (6,926)
Purchase of Corporate-Owned Life Insurance ...................................     (15,000)        --
Net Increase in Loans ........................................................     (73,008)     (81,390)
Increase in Loans Held for Sale ..............................................     (19,353)        --
Proceeds from Sale of Loans Held for Sale ....................................      24,094         --
Expenditures for Premises and Equipment ......................................        (632)      (1,148)
Proceeds from Sale of Premises and Equipment .................................        --             38
(Increase) Decrease in Other Real Estate, Net ................................         (99)         378
                                                                                 ---------    ---------
  Net Cash Used in Investing Activities ......................................     (56,870)    (154,278)
                                                                                 ---------    ---------

FINANCING ACTIVITIES
Net Increase in Demand and Savings Deposits ..................................      48,166       24,414
Net (Decrease) Increase in Time Deposits .....................................     (29,523)      62,127
Net Increase (Decrease) in Short-Term Borrowings .............................      53,454      (17,011)
Net (Decrease) Increase in Other Borrowed Funds ..............................      (7,048)      48,482
Cash Dividends on Common Stock ...............................................      (6,165)      (6,357)
Proceeds from Exercise of Stock Options ......................................         193        1,741
Treasury Stock Acquired, at Cost .............................................      (6,551)        --
                                                                                 ---------    ---------
  Net Cash Provided by Financing Activities ..................................      52,526      113,396
                                                                                 ---------    ---------
Net Decrease in Cash and Cash Equivalents ....................................      (5,355)     (33,228)
Cash and Cash Equivalents at Beginning of Period .............................      53,490      102,967
                                                                                 ---------    ---------
Cash and Cash Equivalents at End of Period ...................................   $  48,135    $  69,739
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:
  Interest ...................................................................   $  39,051    $  30,196
  Income Taxes ...............................................................      10,053        5,214

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

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the operating results for the interim periods, have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the classifications used in 2000.

(2)      Comprehensive Income (Loss)

Total comprehensive income (loss) amounted to the following for the periods indicated (amounts in thousands):

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------   --------------------
                                  2000       1999      2000        1999
                                --------   -------   ---------   --------

Net Income (Loss)               $  6,054   $ 2,723   $  11,956   $   (723)
Change in Unrealized Loss On
 Securities Available for Sale    (1,891)   (5,032)     (4,021)   (19,402)
                                --------   -------   ---------   --------
Comprehensive Income (Loss)     $  4,163   $(2,309)  $   7,935   $(20,125)
                                ========   =======   =========   ========

(3)      Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 135,000 for the six months ended June 30, 2000. As the Company reported a net loss for the six months ended June 30, 1999, potential shares of common stock resulting from stock option agreements were anti-dilutive and no shares were assumed to be exercised. Potential shares of common stock resulting from stock option agreements totaled 141,000 and 229,000 for the three months ended June 30, 2000 and June 30, 1999, respectively.

Share amounts for all periods presented have been adjusted for the 6% stock dividend declared in September 1999.

(4)      Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the Company's financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". Statement No 138 amends certain aspects of Statement No. 133 to simplify the accounting for derivatives and hedges under Statement No. 133. Statement No 138 is effective upon the Company's adoption of Statement 133 (January 1, 2001). The initial adoption of Statement No.138 is not expected to have a material impact on the Company's financial statements.

(5)      Dissolution of Joint Venture

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

In June 1999, the Company was advised that its joint venture partner signed a definitive agreement with a third party servicer. UFS subsequently ceased operations in the fourth quarter of 1999. In light of that development, the Company expects that the value of the Company's interest in UFS may be substantially less than it would have been had UFS continued in operation. The Company may incur liabilities in connection with the obligations of UFS under operating leases which remain in effect at the time UFS was dissolved, to the extent such liabilities are not assumed by the joint venture partner's servicer. UFS is currently negotiating the termination of its lease obligations.

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


Ultimately, the Company's potential loss on its investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the ability of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The third-party processor retained by our joint venture partner has assumed some leases and purchased some of the UFS equipment. In addition, certain of the equipment lease buyouts have been negotiated and are in the process of final approval. Our estimated losses are currently on target and additional losses are not anticipated at this time. No charges against the reserve have occurred during the six months ended June 30, 2000. It is anticipated that the above charges will be realized during the third quarter of 2000.

(6)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in Corporate. In 1999, the Company completed its acquisition of Raritan Bancorp Inc., combined computer systems of Raritan into the Company's computer system, and completed the conversion of the Company's own data processing operations to an independent third-party provider. Based upon these facts, no segment information is provided for 1999, as such information was not deemed meaningful. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.


Results of Operations for
The Three Months Ended June 30, 2000       Retail     Commercial    Investments   Trust       Corporate    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Interest Income ......................   $   14,200   $   12,752    $   11,863    $     --     $     --     $   38,815
Interest Expense .....................       14,081          386         6,232          --           --         20,699
Funds Transfer Pricing Allocation ....       12,613       (8,405)       (5,135)         --            927         --
                                         ----------   ----------    ----------    ---------    ----------   ----------

   Net Interest Income ...............       12,732        3,961           496          --            927       18,611
Provision for Loan Losses ............          477          723          --            --           --          1,200
                                         ----------   ----------    ----------    ---------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses       12,255        3,238           496          --            927       16,916
Non-Interest Income ..................        2,598          168         1,218         1,852          132        5,968
Non-Interest Expense .................       10,772        1,171           574         1,229          141       13,887
                                         ----------   ----------    ----------    ---------    ----------   ----------
   Net Income Before Taxes ...........   $    4,081   $    2,235    $    1,140    $      623   $      918   $    8,997
                                         ==========   ==========    ==========    =========    ==========   ==========

Average Balances:
Gross Funds Provided .................   $1,545,276   $   16,411    $  384,252    $     --     $  182,246   $2,128,185
Funds Used: Interest-Earning Assets ..      729,024      576,870       687,788          --           --      1,993,682
   Non-Interest-Earning Assets .......       14,892        7,142        51,149          --         61,320      134,503
                                         ----------   ----------    ----------    ---------    ----------   ----------
Net Funds Provided (Used) ............   $  801,360   $ (567,601)   $ (354,685)   $     --     $  120,926   $     --
                                         ==========   ==========    ==========    =========    ==========   ==========

Results of Operations for
The Six Months Ended June 30, 2000         Retail     Commercial    Investments   Trust       Corporate    Consolidated
-----------------------------------------------------------------------------------------------------------------------
Interest Income ......................   $   28,912   $   24,312    $   23,974    $     --      $     --     $   77,198
Interest Expense .....................       27,352          771        11,376          --            --         39,499
Funds Transfer Pricing Allocation ....       23,904      (15,859)      (10,738)           (3)        2,696         --
                                         ----------   ----------    ----------    ---------    ----------   ----------
   Net Interest Income ...............       25,464        7,682         1,860            (3)        2,696       37,699
Provision for Loan Losses ............          692        1,708          --            --            --          1,200
                                         ----------   ----------    ----------    ---------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses       24,772        5,974         1,860            (3)        2,696       35,299
Non-Interest Income ..................        5,268          384         2,837         3,633           223       12,345
Non-Interest Expense .................       22,908        2,957         1,152         2,467           287       29,771
                                         ----------   ----------    ----------    ---------    ----------   ----------
   Net Income Before Taxes ...........   $    7,132   $    3,401    $    3,545    $    1,163    $    2,632   $   17,873
                                         ==========   ==========    ==========    =========    ==========   ==========


Average Balances:
Gross Funds Provided .................   $1,551,238   $   15,627    $  374,820    $      176    $  208,602   $2,150,463
Funds Used: Interest-Earning Assets ..      730,200      756,553       652,636          --            --      2,014,892
   Non-Interest-Earning Assets .......       14,650       14,554        58,248          --          48,119      135,571
                                         ----------   ----------    ----------    ---------    ----------   ----------
Net Funds Provided (Used) ............   $  806,388   $ (630,983)   $ (336,064)   $      176    $  160,483   $     --
                                         ==========   ==========    ==========    =========    ==========   ==========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at June 30, 2000 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three- and six-month period ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

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


                              RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 and June 30, 1999:

OVERVIEW

The Company realized net income of $6,054,000 for the three months ended June 30, 2000, as compared to $2,723,000 reported for the same period in 1999. The three months ended June 30, 1999 included non-recurring charges, net of taxes, totaling $4,020,000 or $0.24 per diluted share in connection with the Bank's conversion to a new operating system as well as the dissolution of the Bank's joint venture in United Financial Services. Net income per diluted share was $0.39 for the three months ended June 30, 2000 compared to $0.17 per diluted share for the prior year period.

For the six months ended June 30, 2000, net income totaled $11,956,000, as compared to a net loss of $723,000 reported for the same period in 1999. Net income per diluted share was $0.77 for the six months ended June 30, 2000 as compared to a net loss per diluted share of $0.05 for the prior year period. The six months ended June 30, 1999 included non-recurring charges, net of taxes, totaling $12,884,000 or $0.80 per diluted share in connection with the acquisition of the Raritan Bancorp Inc. ("Raritan"), the sale of non-performing assets, the Bank's conversion to a new operating system and the dissolution of the Bank's joint venture in United Financial Services.

For the six months ended June 30, 2000 operating earnings, net of taxes, totaled $11,956,000 as compared to $12,161,000 for the prior year. For the six months ended June 30, 2000, operating earnings increased to $0.77 per diluted share, or 2.7%, compared to $0.75 per diluted share for the prior year period.

The decrease in operating earnings before non-recurring charges for the six-month period ended June 30, 2000 compared to 1999 was the result of increases in non-interest expense, partially offset by an increase in net interest income combined with an increase in non-interest income.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 2000 was $38,084,000, an increase of $4,605,000 or 13.8% from the $33,479,000 reported in the same period of 1999. For the six months ended June 30, 2000, interest income totaled $75,765,000, an increase of $9,746,000 or 14.8% from the $66,019,000 reported for the same period in 1999. These increases are primarily attributable to increases in earning asset volume. For the three months ended June 30, 2000, average interest earning assets were up $161,053,000 or 8.8%, compared with the same period in 1999. For the six months ended June 30, 2000, average interest earning assets were up $169,152,000 or 9.3%, compared with the same period in 1999, with most of the growth coming in the consumer, real estate and commercial loan categories. The increase in interest income resulting from increases in earning asset volume was coupled with an increase in average yield. For the six months ended June 30, 2000, the average yield on earning assets increased 33 basis points to 7.80% from 7.47% for the same period last year.

Interest Expense

The Company's interest expense for the three months ended June 30, 2000 increased $5,581,000 to $20,699,000 from $15,118,000 for the same period last year. For the six months ended June 30, 2000, interest expense increased $9,660,000 to $39,499,000 from $29,839,000 for the same period last year. The average cost of interest bearing liabilities increased 71 basis points to 4.68% for the first six months of 2000 from 3.97% for the same period last year, primarily as a result of an increase in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $183,208,000 for the first six months of 2000 compared to the same period in 1999, while non-interest bearing deposits increased by $2,639,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three and six months ended June 30, 2000 compared to the prior year periods was a decrease of $976,000 and an increase of $86,000, respectively, in net interest income. For the six months ended June 30, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 38 basis points and 36 basis points, respectively, from the same period last year. The decrease in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. Additionally, the Company's investment in corporate owned life insurance has had an impact on net interest margin, as this investment reduces investable funds, while increasing non-interest income.

Provision for Possible Loan Losses

For the three months ended June 30, 2000, the provision for possible loan losses was $1,200,000, compared to $900,000 for the same period last year. For the six months ended June 30, 2000, the provision for possible loan losses was $2,400,000, compared to $1,875,000. The increases for both periods compared to the prior year periods were due primarily to increases in the loan portfolio, as well as a shift in the composition of the portfolio to commercial and installment loans, partially offset by a decrease in non-performing loans. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the three months ended June 30, 2000, compared to the same period of 1999, total non-interest income increased $135,000 or 2.3%, to $5,968,000 compared to $5,833,000. The increase was due primarily to increases of $308,000 in income on corporate owned life insurance, $48,000 in other service charges, commission and fees, and $68,000 in trust income. These increases were partially offset by a decline in service charges on deposits accounts of $69,000, and decreases of $130,000 in net security gains and $90,000 in other income.

For the six months ended June 30, 2000, compared to the same period of 1999, total non-interest income increased $856,000 or 7.5%, due primarily to increases of $512,000 in income on corporate owned life insurance, $148,000 in other service charges, commission and fees, $137,000 in trust income, $124,000 in net securities gains, and $164,000 in other income. These increases were partially offset by a decline in service charges on deposits accounts of $229,000. This decrease in 2000 resulted from the Company's continued drive to build upon its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which in turn has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the three months ended June 30, 2000, non-interest expense decreased $5,739,000 from the same period last year. Included in the three months of 1999 were non-recurring charges totaling $6,185,000, pre-tax, related to the Bank's conversion to a new operating system as well as the dissolution of the Bank's joint venture in United Financial Services. Excluding these charges, non-interest expense increased by $446,000 or 3.3% from 1999. Data processing expense increased $493,000 compared to the prior year period primarily due to increased transaction volume. Furniture and equipment expense increased $97,000. Partially contributing to this increase was the Company's innovation of improving customer banking relationships by purchasing a mobile branch. Occupancy expense increased $58,000. Other expenses increased $447,000, which consisted primarily of increased marketing, telephone, legal and professional fees. Amortization of intangible assets was $252,000 higher in 2000 due to the 1999 amortization on UFS being included in non-recurring charges. Partially offsetting these increases was a decrease in salaries and benefits expense of $860,000 or 15.0% due to a reduction of expense in certain benefit plans.

For the six months ended June 30, 2000, non-interest expense decreased $15,915,000 from the same period last year. Included in the six months of 1999 were non-recurring charges totaling $17,258,000, pre-tax, related to the Company's acquisition of Raritan, the sale of non-performing assets, the Bank's conversion to a new operating system as well as the dissolution of the Bank's joint venture in United Financial Services. Excluding these charges, non-interest expense increased by $1,343,000 or 4.7% from 1999. Data processing expense increased $786,000 compared to the prior year period primarily due to increased transaction volume. Furniture and equipment expense increased $148,000. Partially contributing to this increase was the Company's innovation of improving customer banking relationships by purchasing a mobile branch. Occupancy expense increased $151,000. Other expenses increased $935,000, which consisted primarily of increased marketing, telephone, legal and professional fees. Partially offsetting these increases was a decrease in amortization of intangible assets of $21,000. Salaries and benefits expense decreased by $656,000, or 5.3%, due to a reduction of expense in certain benefit plans.

Income Taxes

The provision for income taxes increased by $1,267,000 to $2,212,000 for the three months ended June 30, 2000 as compared to $945,000 for the same period in 1999. The provision for income taxes increased by $3,653,000 to $4,484,000 for the six months ended June 30, 2000 as compared to $831,000 for the same period in 1999. The increase in the effective tax rate for the six-month period is attributable to the prior year containing certain non-deductible one-time charges taken in 1999.

Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in

Corporate. Retail Banking includes the branches and ATMs, consumer and mortgage lending, and credit card operations. Commercial Banking includes commercial and construction lending, commercial credit and the operations of United Commercial Capital Group, Inc. In 1999, the Company completed its acquisition of Raritan Bancorp Inc., combined computer systems of Raritan into the Company's computer system, and completed the conversion of the Company's own data processing operations to an independent third-party provider. Based upon these facts, no segment information is provided for 1999, as such information was not deemed meaningful. Summary financial information on a fully taxable equivalent basis for the lines of business is presented in Note 6.

The following table shows the percentage contribution of the various lines of business to consolidated net income before taxes on a fully taxable equivalent basis:

                                         Retail    Commercial     Investments   Trust    Corporate    Consolidated
                                         ------    ----------     -----------   -----    ---------    ------------
Three Months Ended June 30, 2000         45.4%        24.8%          12.7%       6.9%      10.2%         100.0%
Six Months Ended June 30, 2000           39.9%        19.0%          19.9%       6.5%      14.7%         100.0%


FINANCIAL CONDITION

June 30, 2000 as compared to December 31, 1999:

Total assets increased $56,024,000, or 2.7% from December 31, 1999. Loans, net of allowance and excluding loans held for sale, increased by $70,608,000, cash surrender value of life insurance policies increased by $16,228,000 and other assets increased by $11,735,000. Conversely, there were decreases of $31,538,000 in securities, $4,454,000 in mortgage loans held for sale, $5,355,000 in cash and due from banks, $915,000 in premises and equipment and $437,000 in intangible assets.

Total loans at June 30, 2000, excluding loans held for sale and unearned income, increased $70,567,000, or 5.7% to $1,318,996,000 from year-end 1999. Commercial loans contributed $48,642,000 to the first six months of loan growth, an increase of 20.8% over December 31, 1999. Lease financing grew by $4,831,000 or 26.2% compared with December 31, 1999. Installment loans increased $47,339,000 or 23.7% from December 31, 1999. Real estate loans decreased by $28,975,000 or 3.9% compared with year-end 1999 and credit card loans declined by $1,270,000 or 2.9%.

The following schedule presents the components of gross loans, excluding mortgage loans held for sale, by type, for each period presented.

                                                June 30,      December 31,
        (In Thousands)                            2000            1999
                                            --------------    ------------

        Commercial                               $282,598       $ 233,956
        Real Estate                               723,543         752,518
        Installment                               246,916         199,577
        Lease Financing                            23,293          18,462
        Retail Credit Card Plan                    42,646          43,916
                                            --------------    ------------
          Total Loans Outstanding               1,318,996       1,248,429
        Less: Unearned Income                       9,927          10,893
                                            --------------    ------------
          Loans, Net of Unearned Income        $1,309,069      $1,237,536
                                            ==============    ============

Within the securities portfolio, the majority of the decrease was due to the sale of equity securities. The amortized cost and approximate market value of securities are summarized as follows:

                                        June 30, 2000        December 31, 1999
                                      -------------------   -------------------
                                      Amortized   Market    Amortized   Market
Securities Available for Sale           Costs     Value       Costs     Value
-----------------------------         --------   --------   --------   --------
(in thousands)
Obligations of U.S. Government
     Agencies and Corporations ...... $ 95,512   $ 87,475   $ 97,738   $ 88,683

Obligations of States and
     Political Subdivisions .........   84,945     79,123     80,520     75,223

Mortgage-Backed Securities ..........  385,063    354,619    398,106    370,794

Corporate Debt Securities ...........   47,901     42,119     47,908     44,021

Equity Securities ...................   23,946     26,530     48,705     52,940
                                      --------   --------   --------   --------
Total Securities Available For Sale..  637,367    589,866    672,977    631,661
                                      --------   --------   --------   --------

Securities Held to Maturity
---------------------------
U.S. Treasury Securities ............    3,000      2,973      5,000      4,961

Obligations of U.S. Government
     Agencies and Corporations ......   19,869     19,336      4,997      4,663

Obligations of States and
     Political Subdivisions .........   23,116     22,615     25,515     24,978

Mortgage-Backed Securities ..........    2,059      1,985      2,221      2,143

Other Securities ....................      200        200        175        173
                                      --------   --------   --------   --------
Total Securities Held To Maturity ...   48,244     47,109     37,908     36,918
                                      --------   --------   --------   --------
Trading Securities ..................      743        850        743        929
                                      --------   --------   --------   --------
Total Securities .................... $686,354   $637,825   $711,628   $669,508
                                      ========   ========   ========   ========

Total deposits increased $18,643,000 or 1.3%. Savings deposits increased $45,542,000, or 8.1%, and demand deposits increased $2,624,000, or 1.1%, while time deposits decreased $29,523,000, or 4.3%. Short-term borrowings increased by $53,454,000, or 26.7% while other borrowings decreased by $7,048,000, or 3.0%. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality
-------------
During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of June 30, 2000 and December 31, 1999, 1998, 1997, and 1996:


                                  June 30,    December 31,  December 31,   December 31,   December 31,
(Dollars in Thousands)              2000          1999         1998           1997           1996
                                 ----------    ---------    ----------     ----------     ----------
Total Assets .................   $2,146,407   $2,090,383    $1,916,809     $1,789,426     $1,550,129

Total Loans (Net of Unearned
Income) (1)...................   $1,309,069   $1,237,536    $1,056,953     $  931,266     $  898,788

Allowance for Possible Loan
Losses .......................   $   11,311   $   10,386    $   11,174     $   11,739     $   11,874
   % of Total Loans ..........         0.86%        0.84%         1.06%          1.26%          1.32%

Total Non-Performing Loans (2)   $    6,354   $    8,142    $    8,612     $    9,973     $   13,018
   % of Total Assets .........         0.30%        0.39%         0.45%          0.56%          0.84%
   % of Total Loans ..........         0.49%        0.66%         0.81%          1.07%          1.45%

Allowance for Possible Loan
Losses
  To Non-Performing Loans ....       178.01%      127.56%       129.75%        117.71%         91.21%

Total of Non-Performing Assets   $    6,613   $    8,251    $    9,170     $   11,650     $   15,163
   % of Total Assets .........         0.31%        0.39%         0.48%          0.65%          0.98%


 (1) Excludes mortgage loans held for sale.

 (2) Non-performing loans consist of:
   (a) impaired  loans, which  includes non-accrual and  renegotiated loans, and
   (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At June 30, 2000, there were $503,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $21,000, which is performing in accordance with the restructured agreement.

For the six months ended June 30, 2000, the Company recognized no interest income on impaired loans.

Allowance for Possible Loan Losses
----------------------------------
The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At June 30, 2000, the allowance for possible loan losses was $11,311,000, up $925,000 compared to $10,386,000 at year-end 1999. Net charge-offs for the six months ended June 30, 2000 were $1,475,000 compared to $1,566,000 for the prior year period, excluding the charge related to the non-performing asset sale.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At June 30, 2000, the ratio of the allowance for possible loan losses to non-performing loans was 178.01% as compared to 127.56% at December 31, 1999. In the opinion of Management, the allowance for possible loan losses at June 30, 2000 was adequate to absorb possible future losses on existing loans and commitments based upon currently available information.*

Liquidity Management
--------------------
At June 30, 2000, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $33,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 2000, the Company had $395,156,000 of lines of credit with the Federal Home Loan Bank and correspondent banks under which $99,819,000 was available.

Capital
-------
Total stockholders' equity decreased $4,564,000 to $113,901,000 at June 30, 2000 from $118,465,000 at December 31, 1999. The decrease during the six-month period was due to the two quarterly cash dividends declared totaling $6,165,000, a decrease of $4,021,000 (net of tax) in the June 30, 2000 market value of the Company's available for sale securities portfolio from the valuation at December 31, 1999 and the repurchase of 360,100 shares of the Company's common stock amounting to $6,551,000. Partially offsetting these decreases were the exercise of stock options of $193,000, restricted stock activity of $24,000, and net income of $11,956,000.

The following table reflects the Company's capital ratios, as of June 30, 2000 and December 31, 1999 in accordance with current regulatory guidelines.


(Dollars in Thousands)                        June 30, 2000    December 31, 1999
                                            -----------------  -----------------
                                             Amount    Ratio    Amount     Ratio
                                            --------  -------  -------   -------
Risk-Based Capital
------------------
Tier I Capital
  Actual .................................  $158,018   10.17%  $158,123   10.93%

  Regulatory Minimum Requirements ........    62,142    4.00     57,874    4.00

  For Classification as Well Capitalized..    93,213    6.00     86,811    6.00


Combined Tier I and Tier II Capital
  Actual .................................  $169,329   10.90%   $168,509  11.65%

  Regulatory Minimum Requirements ........   124,285    8.00     115,748   8.00

  For Classification as Well Capitalized..   155,356   10.00     144,685  10.00

Leverage
  Actual .................................  $158,018    7.34%   $158,123   7.46%

  Regulatory Minimum Requirements ........    86,092    4.00      84,744   4.00

  For Classification as Well Capitalized..   107,615    5.00     105,930   5.00



The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators.

Year 2000 Issue
---------------
To date, no Year 2000 related problems have been experienced by the Company. In addition, the Company has no knowledge of any borrower that is unable to meet their obligations to the Company because of a Year 2000 issue. The Company will continue to monitor for Year 2000 issues throughout the year 2000.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The  primary  market  risk faced by the  Company  is  interest  rate  risk.  The
Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At June 30, 2000, the Company's income simulation model indicates an acceptable, but increasing, level of interest rate risk.*

At June 30, 2000, the simulation model reflects increased interest rate sensitivity over the next 24 months. The six rate increases over the last year, and a shortening of the Company's liability repricing opportunities, has resulted in this increased sensitivity. While the interest rate sensitivity is increasing, it is still within the Company's acceptable range.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to the increasing interest rate sensitivity.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On or about March 27, 2000, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on April 18, 2000, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

         1. Election of the five (5) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The vote tabulation with respect to each nominee for director is as follows:


                               Term           Affirmative          Votes
           Director         Expiration           Votes            Against
-------------------------  -------------   ----------------   ------------
William T. Kelleher, Jr.       2003           11,166,016          860,356
-------------------------  -------------   ----------------   ------------
Antonia S. Marotta             2003           11,166,144          860,228
-------------------------  -------------   ----------------   ------------
Charles N. Pond, Jr.           2003           11,166,560          859,812
-------------------------  -------------   ----------------   ------------
Arlyn D. Rus                   2003           11,168,424          857,948
-------------------------  -------------   ----------------   ------------
Ronald E. West                 2003           11,169,596          856,776
-------------------------  -------------   ----------------   ------------


      The following directors' terms of office continued after the meeting:

                                 George W. Blank
                                C. Douglas Cherry
                                Thomas C. Gregor
                                Charles E. Hance
                                 John R. Kopicki
                              John W. McGowan, III
                              Patricia A. McKiernan
                                  Paul K. Ross
                                 David R. Walker
                                George J. Wickard

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)(i) Certificate of Incorporation of the Company as amended though August 1999.

         (3)(ii)   By-laws of the Company.

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                         SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 UNITED NATIONAL BANCORP
                                       (Registrant)








Dated: August 11, 2000           By:  THOMAS C. GREGOR
                                      ----------------
                                      Thomas C. Gregor, Chairman
                                      President and CEO






Dated: August 11, 2000           By:  A. RICHARD ABRAHAMIAN
                                      ---------------------
                                      A. Richard Abrahamian
                                      Senior Vice President & Chief
                                      Accounting Officer of United National Bank
                                      (Principal Accounting Officer)