Form 10-Q
period 2000-09-30
UNITED NATIONAL BANCORP
filed 2000-11-14
CIK 831959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended       September 30, 2000
                                               ------------------------

                                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to
                               -----------------------------------


                               Commission File Number:     000-16931
                                                         -------------

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

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes        [  ] No

As of November 1, 2000, there were 15,315,119 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX

                                                                              PAGE(S)
PART I - FINANCIAL INFORMATION


ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                                       1-9

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   10-18

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk                19


PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                         20


SIGNATURES                                                                         21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                   September 30,            December 31,
                                                                        2000                    1999
                                                                   ---------------         ----------------
ASSETS
Cash and Due from Banks                                            $      51,239           $       53,490
Federal Funds Sold                                                         2,800                        -
Securities Available for Sale, at Market Value                           595,316                  631,661
Securities Held to Maturity                                               46,818                   37,908
Trading Account Securities, at Market Value                                    -                      929

Loans, Net of Unearned Income                                          1,302,076                1,237,536
  Less: Allowance for Possible Loan Losses                                13,159                   10,386
                                                                     -------------            -------------
  Loans, net                                                           1,288,917                1,227,150

Mortgage Loans Held for Sale                                                   -                   23,807
Premises and Equipment, Net                                               27,977                   29,024
Other Real Estate, Net                                                       407                       56
Intangible Assets, Primarily Core Deposit Premiums                         6,740                    7,202
Cash Surrender Value of Life Insurance Policies                           52,062                   35,253
Other Assets                                                              47,320                   43,903
                                                                     -------------            -------------
     TOTAL ASSETS                                                  $   2,119,596           $    2,090,383
                                                                     =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:

  Demand                                                           $     240,763           $      235,386
  Savings                                                                584,901                  562,673
  Time                                                                   690,658                  683,150
                                                                     -------------            -------------
     Total Deposits                                                    1,516,322                1,481,209

Short-Term Borrowings                                                    291,216                  199,931
Other Borrowings                                                         135,749                  236,397
Other Liabilities                                                         30,706                   34,381
                                                                     -------------            -------------
     Total Liabilities                                                 1,973,993                1,951,918

Company-Obligated Mandatorily Redeemable Preferred Series B
  Capital Securities of a Subsidiary Trust Holding Solely Junior
  Debentures of the Company                                               20,000                   20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  None issued and outstanding                                                  -                        -
Common Stock, $1.25 Par Value, Authorized Shares 25,000,000
  Issued Shares 16,145,434 in 2000 and 16,145,931 in 1999,
  Outstanding Shares 15,307,711 in 2000 and 15,646,073 in 1999            20,182                   20,182
Additional Paid-in Capital                                               129,219                  129,460
Retained Earnings                                                         14,650                    5,592
Treasury Stock, at Cost - 837,723 shares in 2000 and
  499,858 shares in 1999                                                 (15,933)                  (9,817)
Restricted Stock                                                             (73)                     (97)
Accumulated Other Comprehensive Loss                                     (22,442)                 (26,855)
                                                                     -------------            -------------
     Total Stockholders' Equity                                          125,603                  118,465
                                                                     -------------            -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   2,119,596           $    2,090,383
                                                                     =============            =============


          See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                             ---------------------------    -----------------------------
                                                                2000            1999            2000            1999
                                                             ------------    -----------    -------------    ------------
     INTEREST INCOME

     Interest and Fees on Loans                              $   28,632      $   23,680     $     81,013     $    67,950
     Interest and Dividends on Securities Available for Sale
        Taxable                                                   9,417           9,468           29,388          27,135
        Tax-Exempt                                                1,005           1,231            2,977           3,644
     Interest and Dividends on Securities Held to Maturity
        Taxable                                                     413             216            1,210             939
        Tax-Exempt                                                  275             270              879             781
     Dividends on Trading Account Securities                          7               9               25              26
     Interest on Federal Funds Sold and
        Deposits with Federal Home Loan Bank                         16               8               38             426
                                                                ---------       --------        ---------       ---------
        TOTAL INTEREST INCOME                                    39,765          34,882          115,530         100,901
                                                                ---------       --------        ---------       ---------
     INTEREST EXPENSE
     Interest on Savings Deposits                                 4,224           2,553           12,079           7,948
     Interest on Time Deposits                                   10,076           7,817           29,184          23,566
     Interest on Short-Term Borrowings                            4,172           3,043            9,401           6,189
     Interest on Other Borrowings                                 3,335           2,681           10,642           8,230
                                                                ---------       --------        ---------       ---------
        TOTAL INTEREST EXPENSE                                   21,807          16,094           61,306          45,933
                                                                ---------       --------        ---------       ---------

     Net Interest Income                                         17,958          18,788           54,224          54,968
     Provision for Possible Loan Losses                           2,330             900            4,730           2,775
                                                                ---------       --------        ---------       ---------
     NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
       LOAN LOSSES                                               15,628          17,888           49,494          52,193
                                                                ---------       --------        ---------       ---------

     NON-INTEREST INCOME
     Trust Income                                                 1,875           1,185            5,145           4,318
     Service Charges on Deposit Accounts                          1,020           1,276            3,081           3,566
     Other Service Charges, Commissions and Fees                  1,875           1,575            5,161           4,713
     Net Gains (Losses) from Securities Transactions              2,466            (196)           3,904           1,118
     Income on Life Insurance                                       581             431            1,809           1,147
     Other Income                                                   356             537            1,418           1,435
                                                                ---------       --------        ---------       ---------
        TOTAL NON-INTEREST INCOME                                 8,173           4,808           20,518          16,297
                                                                ---------       --------        ---------       ---------

     NON-INTEREST EXPENSE
     Salaries, Wages and Employee Benefits                        6,042           6,031           17,650          18,295
     Occupancy Expense, Net                                       1,348           1,236            4,028           3,765
     Furniture and Equipment Expense                              1,098           1,068            3,420           3,242
     Data Processing Expense                                      2,028           1,653            5,662           4,501
     Distributions of Series B Capital Securities                   501             501            1,502           1,502
     Amortization of Intangible Assets                              335             286              998             970
     Net Cost to Operate Other Real Estate                           14              21              115             122
     Non-Recurring Charges                                            -               -                -          17,258
     Other Expenses                                               3,606           3,349           11,368          10,176
                                                                ---------       --------        ---------       ---------
        TOTAL NON-INTEREST EXPENSE                               14,972          14,145           44,743          59,831
                                                                ---------       --------        ---------       ---------
     Income Before Provision for Income Taxes                     8,829           8,551           25,269           8,659
     Provision for Income Taxes                                   2,507           2,306            6,991           3,137
                                                                ---------       --------        ---------       ---------
     NET INCOME                                              $    6,322      $    6,245     $     18,278     $     5,522
                                                                =========       ========        =========       =========

     NET INCOME PER COMMON SHARE:

        Basic                                                $     0.41      $     0.39     $       1.18     $      0.34
                                                                =========       ========        =========       =========
        Diluted                                              $     0.41      $     0.39     $       1.18     $      0.34
                                                                =========       ========        =========       =========

     WEIGHTED AVERAGE SHARES OUTSTANDING:

        Basic                                                    15,308         16,036            15,431          16,026
        Diluted                                                  15,399         16,218            15,551          16,204


          See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                     Accumulated
                                                   Additional                                           Other           Total
                                        Common      Paid-In    Retained    Treasury    Restricted   Comprehensive    Stockholders'
                                        Stock       Capital    Earnings      Stock       Stock          Loss            Equity
                                      -----------  ----------- ----------  ----------  ----------  ----------------  -------------

     Balance December 31, 1999           $20,182     $129,460     $5,592     $(9,817)       $(97)         $(26,855)      $118,465

     Net Income                                -            -     18,278           -           -                 -         18,278

     Cash Dividends Declared

        ($0.20 Per Share)                      -            -     (9,220)          -           -                 -         (9,220)

     Exercise of Stock Options

        (22,235 Shares)                        -         (241)         -         435           -                 -            194

     Change in Unrealized Loss on
       Securities Available for Sale,

       Net of Tax                              -            -          -           -           -             4,413          4,413

     Purchase of Treasury Stock                             -          -      (6,551)          -                 -         (6,551)
        (360,100 shares)

     Restricted Stock Activity, Net            -            -          -           -          24                 -             24
                                      -----------  ----------- ----------  ----------  ----------  ----------------  -------------
     Balance-September 30, 2000          $20,182     $129,219  $  14,650    $(15,933)       $(73)         $(22,442)      $125,603
                                      ===========  =========== ==========  ==========  ==========  ================  =============



          See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             ----------------- -- -----------------
                                                                                   2000                 1999
                                                                             -----------------    -----------------
  OPERATING ACTIVITIES

  Net Income                                                                        $18,278              $ 5,522
  Adjustments to Reconcile Net Income to Net Cash Provided
   By Operating Activities:
    Depreciation and Amortization                                                     2,808                3,093
    (Accretion) Amortization of Securities Premiums, Net                               (535)               1,084
    Provision for Possible Loan Losses                                                4,730                2,775
    Benefit for Deferred Income Taxes                                                  (572)              (1,050)
    Net Gain on Disposition of Premises and Equipment                                     -                   (6)
    Net Gains from Securities Transactions                                           (3,904)              (1,118)
    Net Gain on the Sale of Loans Held for Sale                                        (263)                   -
    Trading Account Securities Activity, Net                                            743                  297
    Increase in Other Assets                                                         (7,602)              (1,655)
    (Decrease) Increase in Other Liabilities                                         (3,103)               4,549
    Restricted Stock Activity, Net                                                       24                  199
                                                                                    -------              -------
    Net Cash Provided by Operating Activities                                        10,604               13,690
                                                                                    -------              -------

  INVESTING ACTIVITIES

  Securities Available for Sale:
    Proceeds from Sales of Securities                                               116,403              209,059
    Proceeds from Maturities of Securities                                           21,907               76,051
    Purchases of Securities                                                         (90,534)            (376,813)
  Securities Held to Maturity:
    Proceeds from Maturities of Securities                                            8,818               33,908
    Purchases of Securities                                                         (17,745)              (9,479)
  Purchase of Corporate-Owned Life Insurance                                        (15,000)                   -
  Net Increase in Loans                                                             (66,497)            (132,216)
  Proceeds from Sale of Loans Held for Sale                                          24,070                    -
  Expenditures for Premises and Equipment                                            (1,299)              (2,082)
  Proceeds from Sale of Premises and Equipment                                            -                   38
  (Increase) Decrease in Other Real Estate, Net                                        (351)                 425
                                                                                    -------              -------
    Net Cash Used in Investing Activities                                           (20,228)            (201,109)
                                                                                    -------              -------

  FINANCING ACTIVITIES

  Net Increase (Decrease) in Demand and Savings Deposits                             27,605              (16,791)
  Net Increase in Time Deposits                                                       7,508               69,511
  Net Increase in Short-Term Borrowings                                              91,285               25,270
  Net (Decrease) Increase in Other Borrowed Funds                                  (100,648)              81,491
  Cash Dividends on Common Stock                                                     (9,220)              (9,379)
  Proceeds from Exercise of Stock Options                                               194                1,777
  Treasury Stock Acquired, at Cost                                                   (6,551)                   -
                                                                                    -------              -------
    Net Cash Provided by Financing Activities                                        10,173              151,879
                                                                                    -------              -------
  Net Increase (Decrease) in Cash and Cash Equivalents                                  549              (35,540)
  Cash and Cash Equivalents at Beginning of Period                                   53,490              102,967
                                                                                    -------              -------
  Cash and Cash Equivalents at End of Period                                        $54,039              $67,427
                                                                                    =======              =======

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash Paid During the Period:

    Interest                                                                        $62,899              $45,933
    Income Taxes                                                                     11,392                5,352



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

(2)      COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) amounted to the following for the periods indicated (amounts in thousands):

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                         --------------------------- -------------------------------
                                                             2000          1999           2000           1999
                                                         -------------- ------------ --------------- ---------------
  Net Income                                                $   6,322      $  6,245      $  18,278        $ 5,522
  Change In Unrealized Loss On
     Securities Available for Sale, Net Of Taxes                8,434        (6,410)         4,413        (25,812)
                                                         -------------- ------------ --------------- ---------------
  Comprehensive Income (Loss)                                $ 14,756      $   (165)     $  22,691       $(20,290)
                                                         ============== ============ =============== ===============


(3)      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 120,000 and 178,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. Potential shares of common stock resulting from stock option agreements totaled 91,000 and 182,000 for the three months ended September 30, 2000 and September 30, 1999, respectively.

Share amounts for all periods presented have been adjusted for the 6% stock dividend declared in September 1999.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards, as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the Company's financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". Statement No. 138 amends certain aspects of Statement No. 133 to simplify the accounting for derivatives and hedges under Statement No. 133. Statement No. 138 is effective upon the Company's adoption of Statement No. 133 (January 1, 2001). The initial adoption of Statements No. 133 and No. 138 are not expected to have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivable, loans, and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing agreements; securities lending transactions; repurchase agreements; loan participations; and extinguishments of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial statements.

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

Ultimately, the Company's potential loss on its investment in UFS and liability for 50% of UFS' obligations to lessors could be reduced based upon, among other things, the ability of UFS to negotiate discounts with lessors, and the Company's ability to obtain compensation for the use of the equipment and leases of UFS by a third party subsequent to dissolution. The third-party processor retained by our joint venture partner has assumed some leases and purchased some of the UFS equipment. In addition, certain of the equipment lease buyouts have been negotiated and are in the process of final approval. Our estimated losses are currently on target and additional losses are not anticipated at this time. No charges against the reserve have occurred during the nine months ended September 30, 2000. It is anticipated that the above charges will be realized during the fourth quarter of 2000.

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

  RESULTS OF OPERATIONS FOR
  THE THREE MONTHS ENDED SEPTEMBER 30, 2000         RETAIL      COMMERCIAL   INVESTMENTS     TRUST     CORPORATE   CONSOLIDATED
  Interest Income                               $    15,325   $    13,349    $    11,818    $      -   $        -   $    40,492
  Interest Expense                                   14,036             -          7,771           -            -        21,807
  Funds Transfer Pricing Allocation                  12,266        (9,473)        (3,810)          -        1,017             -
  -----------------------------------------------------------------------------------------------------------------------------
     Net Interest Income                             13,555         3,876            237           -        1,017        18,685
  Provision for Loan Losses                           1,144         1,186              -           -            -         2,330
  -----------------------------------------------------------------------------------------------------------------------------
     Net Interest Income

         After Provision for Loan Losses             12,411         2,690            237           -        1,017        16,355
  Non-Interest Income                                 2,777            96          3,047       2,085          168         8,173
  Non-Interest Expense                               11,452         1,747            584       1,188            1        14,972
  -----------------------------------------------------------------------------------------------------------------------------

     Net Income Before Taxes                    $     3,736   $     1,039    $     2,700    $    897   $    1,184   $     9,556
  -----------------------------------------------------------------------------------------------------------------------------


  Average Balances:
  Gross Funds Provided                          $ 1,502,096   $         -    $   415,797    $      -   $  225,778   $ 2,143,671
  Funds Used: Interest-Earning Assets               751,437       575,082        684,788           -            -     2,011,307
     Non-Interest-Earning Assets                     13,445         2,904         51,770           -       64,245       132,364
  -----------------------------------------------------------------------------------------------------------------------------
  Net Funds Provided (Used)                     $   737,214   $  (577,986)   $  (320,761)   $      -   $  161,533   $         -
  -----------------------------------------------------------------------------------------------------------------------------

  RESULTS OF OPERATIONS FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 2000          RETAIL    COMMERCIAL     INVESTMENTS     TRUST     CORPORATE   CONSOLIDATED
  Interest Income                               $    44,237   $   36,890    $   36,563      $    -      $       -   $   117,690
  Interest Expense                                   41,388            -        19,918           -              -        61,306
  Funds Transfer Pricing Allocation                  36,170      (25,332)      (14,548)         (3)         3,713             -
  -----------------------------------------------------------------------------------------------------------------------------
       Net Interest Income                           39,019       11,558         2,097          (3)         3,713        56,384
  Provision for Loan Losses                           1,836        2,894             -           -              -         4,730
  -----------------------------------------------------------------------------------------------------------------------------
     Net Interest Income
         After Provision for Loan Losses             37,183        8,664         2,097          (3)         3,713        51,654
  Non-Interest Income                                 8,045          480         5,884           -            391        20,518
  Non-Interest Expense                               34,360        4,704         1,736           -            288        44,743
  -----------------------------------------------------------------------------------------------------------------------------

     Net Income Before Taxes                    $    10,868   $    4,440    $    6,245      $   (3)     $   3,816   $    27,429
  -----------------------------------------------------------------------------------------------------------------------------
  Average Balances:
  Gross Funds Provided                          $ 1,534,857   $   10,418    $  388,479      $  117      $ 214,327   $ 2,148,198
  Funds Used: Interest-Earning Assets               737,279      602,647       673,771           -              -     2,013,697
     Non-Interest-Earning Assets                     14,248       10,671        56,089           -         53,494       134,501
  -----------------------------------------------------------------------------------------------------------------------------
  Net Funds Provided (Used)                     $   783,330   $ (602,900)   $ (341,381)     $  117      $ 160,833   $         -
  -----------------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at September 30, 2000 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three- and nine-month period ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

OVERVIEW

The Company realized net income of $6,322,000 for the three months ended September 30, 2000, as compared to $6,245,000 reported for the same period in 1999. Net income per diluted share was $0.41 for the three months ended September 30, 2000 compared to $0.39 per diluted share for the prior year period.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 2000 was $39,765,000, an increase of $4,883,000 or 14.0% from the $34,882,000 reported in the same period of 1999. This increase is primarily attributable to increases in earning asset volume, with most of the growth coming in the consumer and real estate categories. For the three months ended September 30, 2000, average interest earning assets were up $115,614,000 or 6.1%, compared with the same period in 1999. The increase in interest income resulting from increases in earning asset volume was coupled with an increase in average yield. For the three months ended September 30, 2000, the average yield on earning assets increased 54 basis points to 8.04% from 7.50% for the same period last year.

Interest Expense

Interest expense for the quarter ended September 30, 2000 was $21,807,000, an increase of $5,713,000 or 35.5% from $16,094,000 reported in the same period last year. The average cost of interest bearing liabilities increased 90 basis points to 5.07% for the current quarter of 2000 from 4.17% for the same period last year, primarily as a result of an increase in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $161,470,000 for the current quarter of 2000 compared to the same period in 1999, while non-interest bearing deposits decreased by $26,653,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2000 compared to the prior year period was a decrease of $830,000 in net interest income. For the three months ended September 30, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 43 basis points and 36 basis points, respectively, from the same period last year. The decrease in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. Additionally, the Company's stock repurchase program and investment in corporate owned life insurance (the "COLI") have had an impact on net interest margin, as these investments reduce investable funds. The COLI has positively impacted non-interest income, which generated $581,000 in third quarter of 2000 as compared to $431,000 in 1999.

Provision for Possible Loan Losses

For the three months ended September 30, 2000, the provision for possible loan losses was $2,330,000, compared to $900,000 for the same period last year. Contributing to the increase was an increase in the loan portfolio outstandings, as well as a shift in the composition of the portfolio to higher risk commercial and installment loans, partially offset by a decrease in non-performing loans. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the three months ended September 30, 2000, compared to the same period of 1999, total non-interest income increased $3,365,000 or 70.0%, to $8,173,000 compared to $4,808,000. The increase was due primarily to increases of $2,662,000 in net security gains, $690,000 in trust income, $300,000 in other service charges, commission and fees, and $150,000 in income on corporate owned life insurance. These increases were partially offset by a decline in service charges on deposit accounts of $256,000, and a decrease of $181,000 in other income. This decrease in service charges on deposit accounts in 2000 has resulted from the Company's continued drive to build on its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the three months ended September 30, 2000, non-interest expense increased $827,000 from the same period last year. Data processing expense increased $375,000 compared to the prior year period primarily due to increased transaction volume. Occupancy expense increased $112,000. Furniture and equipment expense increased $30,000. Other expenses increased $257,000, which consisted primarily of increased telephone, legal and professional fees. Amortization of intangible assets increased $49,000 compared to 1999.

Income Taxes

The provision for income taxes increased by $201,000 to $2,507,000 for the three months ended September 30, 2000 as compared to $2,306,000 for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

OVERVIEW

The Company realized net income of $18,278,000 for the nine months ended September 30, 2000, as compared to $5,522,000 reported for the same period in 1999. Net income per diluted share was $1.18 for the nine months ended September 30, 2000 as compared to $0.34 per diluted share for the prior year period. The nine months ended September 30, 1999 included non-recurring charges, net of taxes, totaling $12,884,000 or $0.80 per diluted share in connection with the acquisition of the Raritan Bancorp Inc. ("Raritan"), the sale of non-performing assets, the Bank's conversion to a new operating system and the dissolution of the Bank's joint venture in United Financial Services.

For the nine months ended September 30, 2000, operating earnings which exclude non-recurring charges, net of taxes, totaled $18,278,000 as compared to $18,406,000 for the prior year. For the nine months ended September 30, 2000, operating earnings increased to $1.18 per diluted share, or 3.5%, compared to $1.14 per diluted share for the prior year period.

The increase in operating earnings before non-recurring charges for the nine-month period ended September 30, 2000 compared to 1999 was the result of increases in non-interest income offset in part by and a decrease in net interest income and an increase in non-interest expense.

EARNINGS ANALYSIS

Interest Income

Interest income for the nine months ended September 30, 2000 totaled $115,530,000, an increase of $14,629,000 or 14.5% from the $100,901,000 reported for the same period in 1999. These increases are primarily attributable to increases in earning asset volume. For the nine months ended September 30, 2000, average interest earning assets were up $151,306,000 or 8.2%, compared with the same period in 1999, with most of the growth coming in the consumer, real estate and commercial loan categories. The increase in interest income resulting from increases in earning asset volume was coupled with an increase in average yield. For the nine months ended September 30, 2000, the average yield on earning assets increased 41 basis points to 7.88% from 7.47% for the same period last year.

Interest Expense

The Company's interest expense for the nine months ended September 30, 2000, increased $15,373,000 to $61,306,000 from $45,933,000 for the same period last year. The average cost of interest bearing liabilities increased 78 basis points to 4.80% for the first nine months of 2000 from 4.02% for the same period last year, primarily as a result of an increase in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities increased by $175,962,000 for the first nine months of 2000 compared to the same period in 1999, while non-interest bearing deposits decreased by $7,125,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the nine months ended September 30, 2000 compared to the prior year periods was a decrease of $744,000 in net interest income. For the nine months ended September 30, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 39 basis points and 38 basis points, respectively, from the same period last year. The decreases in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. Additionally, the Company's stock repurchase program and investment in COLI has had an impact on net interest margin, as these investments reduce investable funds. The COLI has positively impacted non-interest income, which generated $1,809,000 in nine months ended September 30, 2000 as compared to $1,147,000 for the same period in 1999.

Provision for Possible Loan Losses

For the nine months ended September 30, 2000, the provision for possible loan losses was $4,730,000, compared to $2,775,000. Contributing to the increase was an increase in the loan portfolio outstandings, as well as a shift in the composition of the portfolio to higher risk commercial and installment loans, partially offset by a decrease in non-performing loans. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the nine months ended September 30, 2000, compared to the same period of 1999, total non-interest income increased $4,221,000 or 25.9%, to $20,518,000 compared to $16,297,000. The increase was due primarily to increases of $2,786,000 in net security gains, $827,000 in trust income, $662,000 in income on corporate owned life insurance, and $448,000 in other service charges, commission and fees. These increases were partially offset by a decline in service charges on deposits accounts of $485,000 and decreases of $17,000 in other income. The decrease in service charges on deposits accounts in 2000 resulted from the Company's continued drive to build upon its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which in turn has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the nine months ended September 30, 2000, non-interest expense decreased $15,088,000 from the same period last year. Included in the nine months of 1999 were non-recurring charges totaling $17,258,000, pre-tax, related to the Company's acquisition of Raritan, the sale of non-performing assets, the Bank's conversion to a new operating system as well as the dissolution of the Bank's joint venture in United Financial Services. Excluding these charges, non-interest expense increased by $2,170,000 or 5.1% from 1999. Data processing expense increased $1,161,000 compared to the prior year period primarily due to increased transaction volume. Furniture and equipment expense increased $178,000. Partially contributing to this increase was the Company's innovation of improving its customer banking relationships by purchasing a mobile branch. Occupancy expense increased $263,000. Other expenses increased $1,192,000, which consisted primarily of increased marketing, telephone, legal and professional fees. Partially offsetting these increases was a decrease in salaries and benefits expense by $645,000, or 3.5%, due to a reduction of expense in certain benefit plans.

Income Taxes

The provision for income taxes increased by $3,854,000 to $6,991,000 for the nine months ended September 30, 2000 as compared to $3,137,000 for the same period in 1999. The increase in the effective tax rate for the nine-month period is attributable to the prior year containing certain non-deductible one-time charges taken in 1999.

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

The following table shows the percentage contribution of the various lines of business to consolidated net income before taxes on a fully taxable equivalent basis:

                                         Retail    Commercial     Investments   Trust    Corporate    Consolidated
                                         ------    ----------     -----------   -----    ---------    ------------
Three Months Ended Sept. 30, 2000        39.1%        10.8%          28.3%       9.4%      12.4%         100.0%
Nine Months Ended Sept. 30, 2000         39.6%        16.2%          22.8%       7.5%      13.9%         100.0%

FINANCIAL CONDITION

September 30, 2000 as compared to December 31, 1999:

Total assets increased $29,213,000, or 1.4% from December 31, 1999. Loans, net of allowance and excluding loans held for sale, increased by $61,767,000, cash surrender value of life insurance policies increased by $16,809,000, other assets and other real estate increased by $3,768,000, cash and cash equivalents increased by $549,000. Conversely, there were decreases of $28,364,000 in securities, $23,807,000 in mortgage loans held for sale, $1,047,000 in premises and equipment and $462,000 in intangible assets.

Total loans at September 30, 2000, excluding loans held for sale and net of unearned income, increased $64,540,000, or 5.2% to $1,302,076,000 from year-end 1999. Commercial loans contributed $45,331,000 to the first nine months of loan growth, an increase of 19.4% over December 31, 1999. Lease financing grew by $6,134,000 or 33.2% compared with December 31, 1999. Installment loans increased $46,597,000 or 23.3% from December 31, 1999. Real estate loans decreased by $34,306,000 or 4.6% compared with year-end 1999, due primarily to loan sales totaling $28,504,000 in 2000. Credit card loans declined by $1,307,000 or 3.0% from 1999.

The following schedule presents the components of gross loans, excluding mortgage loans held for sale, by type, for each period presented.

                                                       September 30,               December 31,
        (In Thousands)                                     2000                        1999
                                                     ----------------            ----------------
        Commercial                                       $279,287                   $ 233,956
        Real Estate                                       718,212                     752,518
        Installment                                       246,174                     199,577
        Lease Financing                                    24,596                      18,462
        Retail Credit Card Plan                            42,609                      43,916
                                                     ----------------            ----------------
          Total Loans Outstanding                       1,310,878                   1,248,429
        Less: Unearned Income                               8,802                      10,893
                                                     ----------------            ----------------
          Loans, Net of Unearned Income                $1,302,076                  $1,237,536
                                                     ================            ================

Within the securities portfolio, the majority of the decrease was due to the sale of equity securities. The amortized cost and approximate market value of securities are summarized as follows:


                                                    September 30, 2000                    December 31, 1999
                                             ---------------------------------     ---------------------------------
                                               Amortized           Market            Amortized           Market
  SECURITIES AVAILABLE FOR SALE                  Costs              Value              Costs             Value
  -----------------------------              ---------------    --------------     --------------    ---------------
  (in thousands)
  Obligations of U.S. Government
       Agencies and Corporations             $      95,523      $     88,460       $     97,738      $      88,683

  Obligations of States and
       Political Subdivisions                       84,941            82,075             80,520             75,223

  Mortgage-Backed Securities                       377,541           359,458            398,106            370,794

  Corporate Debt Securities                         47,895            41,504             47,908             44,021

  Equity Securities                                 23,942            23,819             48,705             52,940

                                                 -----------       -----------        -----------        -----------
  Total Securities Available For Sale              629,842           595,316            672,977            631,661
                                                 -----------       -----------        -----------        -----------



  SECURITIES HELD TO MATURITY

  U.S. Treasury Securities                           3,000             3,000              5,000              4,961

  Obligations of U.S. Government
       Agencies and Corporations                    19,898            19,641              4,997              4,663

  Obligations of States and
       Political Subdivisions                       21,736            21,512             25,515             24,978

  Mortgage-Backed Securities                         1,984             1,937              2,221              2,143

  Other Securities                                     200               200                175                173

                                                 -----------       -----------        -----------        -----------
  Total Securities Held To Maturity                 46,818            46,290             37,908             36,918
                                                 -----------       -----------        -----------        -----------


  Trading Securities                                     -                 -                743                929
                                                 -----------       -----------        -----------        -----------
  Total Securities                           $     676,660      $    641,606       $    711,628      $     669,508
                                                 ===========       ===========        ===========        ===========


Total deposits increased $35,113,000 or 2.4%. Savings deposits increased $22,228,000, or 4.0%, demand deposits increased $5,377,000, or 2.3%, and time deposits increased $7,508,000, or 1.1%. Short-term borrowings increased by $91,285,000, or 45.7% while other borrowings decreased by $100,648,000, or 42.6%. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

During the first quarter of 1999, the Company sold non-performing assets having a carrying value of $4,465,000, resulting in a one-time charge of $736,000, net of tax. The following table provides an analysis of non-performing assets as of September 30, 2000 and December 31, 1999, 1998, 1997, and 1996:


                                  September 30,    December 31,    December 31,    December 31,    December 31,
(Dollars in Thousands)                 2000            1999            1998            1997            1996
                                  ---------------  --------------  --------------  --------------  --------------
Total Assets                          $2,119,596      $2,090,383      $1,916,809      $1,789,426      $1,550,129

Total Loans (Net of Unearned
Income) (1)                           $1,302,076      $1,237,536      $1,056,953        $931,266        $898,788

Allowance for Possible Loan Losses       $13,159         $10,386         $11,174         $11,739         $11,874
   % of Total Loans                         1.01%           0.84%           1.06%           1.26%           1.32%

Total Non-Performing Loans (2)            $6,375          $8,142          $8,612          $9,973         $13,018
   % of Total Assets                        0.30%           0.39%           0.45%           0.56%           0.84%
   % of Total Loans                         0.49%           0.66%           0.81%           1.07%           1.45%

Allowance for Possible Loan
Losses

  To Non-Performing Loans                 206.42%         127.56%         129.75%         117.71%          91.21%

Total of Non-Performing Assets            $6,805          $8,251          $9,170         $11,650         $15,163
   % of Total Assets                        0.32%           0.39%           0.48%           0.65%           0.98%

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

At September 30, 2000, there were $322,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $18,000, which is performing in accordance with the restructured agreement.

For the nine months ended September 30, 2000, the Company recognized no interest income on impaired loans.

Allowance for Possible Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At September 30, 2000, the allowance for possible loan losses was $13,159,000, up $2,773,000 compared to $10,386,000 at year-end 1999. Net charge-offs for the nine months ended September 30, 2000 were $1,957,000 compared to $3,139,000 for the prior year period, excluding the charge related to the non-performing asset sale.

The level of the allowance for possible loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At September 30, 2000, the ratio of the allowance for possible loan losses to non-performing loans was 206.42% as compared to 127.56% at December 31, 1999. In the opinion of Management, the allowance for possible loan losses at September 30, 2000 was adequate to absorb probable future losses on existing loans and commitments based upon currently available information.*

Liquidity Management

At September 30, 2000, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $36,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 2000, the Company had $405,156,000 of lines of credit with the Federal Home Loan Bank and correspondent banks under which $151,935,000 was available.

Capital

Total stockholders' equity increased $7,138,000 to $125,603,000 at September 30, 2000 from $118,465,000 at December 31, 1999. The increase during the nine-month period was due to net income of $18,278,000, an increase of $4,413,000 (net of tax) in the September 30, 2000 market value of the Company's available for sale securities portfolio from the valuation at December 31, 1999, the exercise of stock options of $194,000, and restricted stock activity of $24,000. Partially offsetting these increases were the three quarterly cash dividends declared totaling $9,220,000, and the repurchase of 360,100 shares of the Company's common stock amounting to $6,551,000.

The following table reflects the Company's capital ratios, as of September 30, 2000 and December 31, 1999 in accordance with current regulatory guidelines.


(Dollars in Thousands)                               September 30, 2000           December 31, 1999
                                                  -------------------------   --------------------------
                                                     Amount        Ratio         Amount         Ratio
                                                  -------------   ---------   --------------   ---------
RISK-BASED CAPITAL
TIER I CAPITAL
  Actual                                            $161,308       10.47%        $158,123       10.93%

  Regulatory Minimum Requirements                     61,609        4.00           57,874        4.00

  For Classification as Well Capitalized              92,414        6.00           86,811        6.00


COMBINED TIER I AND TIER II CAPITAL

  Actual                                            $174,467       11.33%        $168,509       11.65%

  Regulatory Minimum Requirements                    123,218        8.00          115,748        8.00

  For Classification as Well Capitalized             154,023       10.00          144,685       10.00

LEVERAGE

  Actual                                            $161,308        7.47%        $158,123        7.46%

  Regulatory Minimum Requirements                     86,387        4.00           84,744        4.00

  For Classification as Well Capitalized             107,983        5.00          105,930        5.00


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

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At September 30, 2000, the Company's income simulation model indicates an acceptable, but increasing, level of interest rate risk.*

At September 30, 2000, the simulation model reflects increased interest rate sensitivity over the next 24 months. The six rate increases over the last year, and a shortening of the Company's liability repricing opportunities, has resulted in this increased sensitivity. While the interest rate sensitivity is increasing, it is still within the Company's acceptable range.

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



                                         UNITED NATIONAL BANCORP
                                         -----------------------
                                              (Registrant)

Dated: November 13, 2000                 By:  THOMAS C. GREGOR
                                              ----------------
                                         Thomas C. Gregor, Chairman
                                         President and CEO

Dated: November 13, 2000                 By:  DONALD W. MALWITZ
                                              -----------------
                                         Donald W. Malwitz
                                         Vice President & Treasurer
                                         (Principal Financial Officer)