Form 10-K405
period 2000-12-31
UNITED NATIONAL BANCORP
filed 2001-03-30
CIK 831959

                        SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from       to

                        Commission file number 000-16931

                            -------------------------
                             UNITED NATIONAL BANCORP

             (Exact name of Registrant as specified in its Charter)

         New Jersey                                                     22-2894827
-------------------------------                          ---------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer Identification Number)
incorporation or organization)

     1130 Route 22 East
  Bridgewater, New Jersey                                             08807-0010
 -------------------------                                            ----------
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
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $1.25 par value                                  NASDAQ National Market System
----------------------------                                  -----------------------------
   (Title of each class)                                      (Name of each exchange on which
                                                                       registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of March 1, 2001 amounted to $269,628,343.

The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of March 1, 2001 was 15,122,588.

                       Documents Incorporated by Reference

                                                                    Part(s) Into
            Documents                                            Which Incorporated
            ---------                                            ------------------
United's Annual Report to Shareholders
for the year ended December 31, 2000
("United's 2000 Annual Report"),
Financial Review section pages 2 through 38.                       Part I, Part II

United's Proxy Statement to be used in
connection with the Annual Meeting of
Shareholders which is anticipated to be
held on April 17, 2001 ("United's Proxy
Statement for its 2001 Annual Meeting")
under the captions "Election of Directors",
"Stock Ownership of Management and Principal
Shareholder", "Executive Compensation",
and "Compensation Committee Interlocks and
Insider Participation".                                                Part III

With the exception of information specifically incorporated by reference, United's 2000 Annual Report and United's Proxy Statement for its 2001 Annual Meeting are not deemed to be part of this report.

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

As of December 31, 2000, United had consolidated assets of approximately $2.1 billion, deposits of $1.5 billion and stockholders' equity of $140.5 million.

Banking Subsidiary

The Bank, a wholly-owned subsidiary of United, is a commercial bank established in 1902 which presently exists under authority of the laws of the United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates thirty four branches throughout Central New Jersey. The Bank operates seven branches in Hunterdon County, three branches in Middlesex County, one branch in Essex County, two branches in Morris County, twelve branches in Somerset County, five branches in Union County and four branches in Warren County, New Jersey. The Bank also operates forty two automatic teller machines ("ATMs") affiliated with the MAC System, an eight-state network with membership in the Plus Nationwide network, Honor, a Florida network, and Cirrus.

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

(b)  Industry Segments

See "Lines of Business" on page 5 and "Note 20 - Segment Reporting" on pages 34-35 of United's 2000 Financial Review section of the Annual Report for the information required by this item and that information is incorporated herein by reference.

(c)  Narrative Description of Business

Personal Banking Services

The Bank, through its thirty four branch network and forty two MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ("IRAs"), self-employed pension plans ("SEPs"), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues secured and unsecured credit cards.

The Bank offers a full range of trust and investment services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was approximately $1.2 billion at December 31, 2000. Additionally, other services include the sale of alternative investments, such as annuities and mutual funds, as well as the sale of long-term care insurance.

Discount brokerage service has been offered since 1986 as an additional service to customers and is currently managed by Fiserv Investor Services, Inc.

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

Other Subsidiaries

In August 2000, the Bank established a subsidiary corporation in New Jersey, United National Agency, Inc., to provide long-term health care solutions.

In 1997, the Bank established a subsidiary corporation in New Jersey, United Commercial Capital Group, to provide timely and innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 2000, approximately $222.1 million of the Bank's investment portfolio was managed by this New Jersey corporation.

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

The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless laws of the state in which such bank is located specifically authorize such an acquisition. In addition to the approval of the FRB, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation, which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that the FRB may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law. States have authority to opt out of the legislation subject to certain conditions. In addition, the Interstate Banking Act permits de novo branching across state lines but only with respect to states that affirmatively adopt legislation authorizing de novo interstate branching.

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

Regulation of the Bank

The Bank is presently and during the year 2000 was subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The Bank is also subject to regulations of the Federal Reserve System (the "Federal Reserve"). The deposits of the Bank are insured by the FDIC to the extent provided by law. The Bank has applied to the New Jersey Department of Banking for approval of conversion to a state charter which it anticipates will take place in the second quarter of 2001. The Bank does not anticipate that such charter conversion will have a material effect on the Bank's business.

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

Dividend Restrictions and Other Actions

The Company is a legal entity separate and distinct from the Bank. Most of the Company's revenues, including funds available for the payment of dividends and for operating expenses, are provided by dividends paid by the Bank. There are statutory and regulatory limitations on the amount of dividends, which may be paid to the Company by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

See "Capital" on page 10, "Note 13 - Capital Requirements" on pages 27-28, and "Cash Dividend Restrictions" on page 37 of United's 2000 Financial Review section of the Annual Report.

Capital Requirements

The FRB measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other non-qualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term-subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At December 31, 2000, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.87% and total risk-based capital as a percentage of risk-weighted assets of 11.69%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 2000, the Company had a Leverage Ratio of 7.81%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the FRB's risk-based capital framework. At December 31, 2000, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 10.64% and a total risk-based capital ratio of 11.47%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 2000, the Bank had a Leverage Ratio of 7.64%.

The FRB and the FDIC have regulations which identify concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. The FRB capital adequacy guidelines limit the amount of certain deferred tax assets that may be included in a bank holding company's Tier 1 capital for risk-based and leverage capital purposes.

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

Recent Legislation

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o    allows insurers and other financial services companies to acquire banks;

o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

o established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 13, 2000.

The OCC has adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios.

The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment.

In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions for national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

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

Future Regulatory Changes

From time to time, various proposals are made in the United States Congress and the New Jersey Legislature and before various bank regulatory authorities that would alter the powers of, and restrictions on, different types of banking companies and other financial institutions. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Bank or the Company.

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

Employees

On December 31, 2000, there were 547 full-time equivalent persons employed by the Company and the Bank.

(e)(1) Statistical Information - Consolidated

The following are the statistical disclosures, on a consolidated basis, for a bank holding company required pursuant to Industry Guide 3. The tables should be read in conjunction with the consolidated financial statements contained in United's 2000 Annual Report, incorporated herein by reference as Exhibit 13.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35%, 35% and 34%, in 2000, 1999 and 1998, respectively. Average balances have been derived from daily balances.

                                                2000                              1999                         1998
                                  ---------------------------------  ----------------------------  ----------------------------
                                                Interest  Average               Interest  Average             Interest  Average
                                    Average     Income/    Yield/    Average    Income/   Yield/     Average  Income/   Yield/
(Dollars in Thousands)              Balance     Expense     Rate     Balance    Expense    Rate      Balance  Expense    Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
   Securities:  (1)
     Taxable                      $   585,418 $  40,353  6.89 %   $   600,245 $  38,787   6.46 %   $  609,159 $  39,564   6.49 %
     Non-Taxable                      108,197     7,888  7.29         120,128     8,720   7.26         79,919     5,915   7.40
     Trading Account Securities           646        28  4.33           1,142        35   3.06          3,617        26   0.72
                                     -----------------------------------------------------------------------------------------
       Total Securities               694,261    48,269  6.95         721,515    47,542   6.59        692,695    45,505   6.57
                                     -----------------------------------------------------------------------------------------
   Federal Funds Sold                     980        61  6.12           9,385       440   4.69         55,120     2,676   4.85
   Federal Home Loan Bank Deposits          -         -                    33         1   3.03          2,804       153   5.46
   Loans (Net of Unearned Income)(2)
     Commercial                       274,385    24,597  8.96         287,647    24,540   8.53        202,707    18,710   9.23
     Commercial-Tax Exempt              3,656       326  8.92           1,155       120  10.39          1,282       135  10.53
     Real Estate                      722,512    55,397  7.67         633,514    48,863   7.71        586,219    47,870   8.17
     Credit Card                       42,882     7,554 17.62          39,294     6,911  17.59         34,896     6,579  18.85
     Installment                      223,340    18,659  8.35         160,902    12,232   7.60        139,063    11,640   8.37
     Lease Financing                   22,837     2,028  8.88          14,396     1,373   9.54         10,406     1,034   9.94
     Impaired Loans                       479         -     -           1,172         -      -          5,299       103   1.94
                                  --------------------------------------------------------------------------------------------
       Total Loans                  1,290,091   108,561  8.41       1,138,080    94,039   8.26        979,872    86,071   8.78
                                  --------------------------------------------------------------------------------------------
   Total Interest-Earning Assets    1,985,332   156,891  7.90       1,869,013   142,022   7.60      1,730,491   134,405   7.77
                                  --------------------------------------------------------------------------------------------
Non-Interest-Earning Assets           134,843                         134,357                         142,899
                                  -----------                    ------------                     -----------
     Total Assets                 $ 2,120,175                     $ 2,003,370                      $1,873,390
                                  ============                    ============                     ===========

Liabilities and Stockholders'
Equity:
Interest-bearing Liabilities:
   Savings Deposits               $   579,188    16,003  2.76     $   553,614    11,097   2.00     $   559,241    12,341   2.21
   Time Deposits                      697,769    39,590  5.67         650,791    32,407   4.98         606,634    34,214   5.64
                                  ---------------------------------------------------------------------------------------------
     Total Savings and Time
       Deposits                     1,276,957    55,593  4.35       1,204,405    43,504   3.61       1,165,875    46,555   3.99
   Short-Term Borrowings              213,305    13,971  6.55         160,381     8,668   5.40         111,180     5,522   4.97
   Other Borrowings                   208,115    12,821  6.16         195,344    11,838   6.06         144,559     9,850   6.81
                                  ---------------------------------------------------------------------------------------------
   Total Interest-Bearing           1,698,377    82,385  4.85       1,560,130    64,010   4.10       1,421,614    61,927   4.36
      Liabilities                 ---------------------------------------------------------------------------------------------

Non-Interest-bearing Liabilities:
   Demand Deposits and Non-Interest
     Bearing Savings                  247,912                         253,038                          254,565
   Other Liabilities                   33,980                          25,572                           22,411
                                  ------------                    ------------                     ------------
     Total Non-Interest Bearing       281,892                         278,610                          276,976
       Liabilities                ------------                    ------------                     ------------
Trust Capital Securities               20,000                          20,000                           20,000
                                  ------------                    ------------                     ------------
Stockholders' Equity                  119,906                         144,630                          154,800
                                  ------------                    ------------                     ------------
Total Liabilities and
       Stockholders' Equity       $ 2,120,175                     $ 2,003,370                      $ 1,873,390
                                  ============                    ============                     ============
Net Interest Income
   (Tax-Equivalent Basis)                        74,506                          78,012                           72,478
Tax-Equivalent Adjustment                        (2,875)                         (3,094)                          (2,056)
                                              ---------                       ----------                       ----------
Net Interest Income                           $  71,631                       $  74,918                        $  70,422
                                              =========                       ==========                       ==========

Interest Rate Spread                                     3.05                             3.50                             3.41
                                                        =====                             ====                             ====
Net Interest Margin                                      3.75                             4.17                             4.19
                                                        =====                             ====                             ====
Ratio of average interest-earning
  assets to average interest-bearing
  Liabilities                                            1.17X                            1.20X                            1.22X
                                                        =====                             ====                             ====


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

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                   2000 Compared with 1999                  1999 Compared with 1998
                                           -------------------------------------     -------------------------------------
                                                           Increase (Decrease)                        Increase (Decrease)
                                                         -----------------------                    ----------------------
                                                Total       Due to Change in:            Total         Due to Change in:
                                              Increase   ----------------------         Increase    ----------------------
(In Thousands)                               (Decrease)     Volume        Rate         (Decrease)     Volume        Rate
                                         ---------------------------------------   ---------------------------------------
Interest Income:
   Total Loans                                $14,522      $12,764      $ 1,758         $ 7,968      $13,294      $(5,326)
   Securities:
      Taxable                                   1,566         (978)       2,544            (777)        (546)        (231)
      Non Taxable                                (832)        (869)          37           2,805        2,921         (116)
      Trading Account Securities                   (7)         (18)          11               9          (28)          37
   Other Interest-Earning Assets                 (380)        (484)         104          (2,388)      (2,276)        (112)
--------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets           14,869       10,415        4,454           7,617       13,365       (5,748)
--------------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Savings Deposits                             4,906          529        4,377          (1,244)        (123)      (1,121)
   Time Deposits                                7,183        2,452        4,731          (1,807)       2,378       (4,185)
   Short-Term Borrowings                        5,303        3,223        2,080           3,146        2,623          523
   Other Borrowings                               983          784          199           1,988        3,170       (1,182)
--------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing Liabilities      18,375        6,988       11,387           2,083        8,048       (5,965)
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        $(3,506)     $ 3,427      $(6,933)        $ 5,534      $ 5,317      $   217
==========================================================================================================================

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost of securities held to maturity at year-end 2000, 1999 and 1998.

                                                                                  December 31,
                                                           ----------------------------------------------------------
(In Thousands)                                                    2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                   $     3,000         $      5,000         $      2,000
   Obligations of U.S. Government
     Agencies and Corporations                                     19,927                4,997               14,994
   Obligations of States and Political Subdivisions                21,464               25,515               22,141
   Mortgage-Backed Securities                                       1,901                2,221               24,089
   Securities Issued by Foreign Governments                           200                  175                  150
---------------------------------------------------------------------------------------------------------------------
     Total Securities Held to Maturity                        $    46,492         $     37,908         $     63,374
=====================================================================================================================

The following table sets forth the market value of securities available for sale at year-end 2000, 1999 and 1998.


                                                                                 December 31,
                                                           ----------------------------------------------------------
(In Thousands)                                                    2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                   $         -         $          -         $      2,514
   Obligations of U.S. Government
     Agencies and Corporations                                     92,544               88,683               66,933
   Obligations of States and Political Subdivisions                85,162               75,223               79,484
   Mortgage-Backed Securities                                     365,499              370,794              391,123
   Corporate Debt Securities                                       41,211               44,021               24,000
---------------------------------------------------------------------------------------------------------------------
     Total Debt Securities                                        584,416              578,721              564,054
---------------------------------------------------------------------------------------------------------------------
Equity Securities:
   Marketable Equity Securities                                     3,329               32,297               31,358
   Federal Reserve Bank and Federal
     Home Loan Bank Stock                                          20,643               20,643               13,850
---------------------------------------------------------------------------------------------------------------------
     Total Equity Securities                                       23,972               52,940               45,208
---------------------------------------------------------------------------------------------------------------------
     Total Securities Available for Sale                      $   608,388         $    631,661         $    609,262
=====================================================================================================================

                                       13










The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 35% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios (at amortized cost) at December 31, 2000, excluding equity securities, were as follows:

MATURITIES AND WEIGHTED AVERAGE YIELDS


                                                           After 1 Year    After 5 Years
                                              Within        but Within      but Within         After
(Dollars in Thousands)                        1 Year          5 Years        10 Years         10 Years          Total
--------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost                         $   3,000       $       -       $      -        $        -      $    3,000
     Weighted Average Yield                      5.00 %             - %            - %               - %          5.00 %
Obligation of U.S. Government
   Agencies and Corporations:
     Amortized Cost                            14,929               -              -             4,998          19,927
     Weighted Average Yield                      6.67 %             - %            - %            7.01 %          6.76 %
Obligation of States and
   Political Subdivisions:
     Amortized Cost                             4,474           3,063          1,524            12,403          21,464
     Weighted Average Yield                      6.76 %          7.04 %         7.24 %            8.16 %          7.64 %
Mortgage-Backed Securities:
     Amortized Cost                                 -               -              -             1,901           1,901
     Weighted Average Yield                         - %             - %            - %            7.50 %          7.50 %
Securities Issued by
   Foreign Governments:
     Amortized Cost                                 -             175             25                -              200
     Weighted Average Yield                         - %          6.90 %         7.50 %              -  %          6.98 %
--------------------------------------------------------------------------------------------------------------------------
   Total Securities Held to Maturity
     Amortized Cost                         $  22,403       $   3,238       $  1,549        $   19,302      $   46,492
     Weighted Average Yield                      6.46 %          7.03 %         7.24 %            7.80 %          7.08 %
==========================================================================================================================

SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost                         $       -       $   6,400       $ 24,881        $   64,254      $   95,535
     Weighted Average Yield                         - %          5.49 %         6.41 %            6.45 %          6.38 %
Obligations of States and
   Political Subdivisions:
     Amortized Cost                                 -           4,443         19,469            60,827          84,739
     Weighted Average Yield                         - %          6.61 %         6.88 %            7.42 %          7.25 %
Mortgage-Backed Securities:
     Amortized Cost                                 -           1,518            591           369,248         371,357
     Weighted Average Yield                         - %          6.49 %         6.85 %            6.65 %          6.65 %
Corporate Debt Securities:
     Amortized Cost                                 -               -              -            47,888          47,888
     Weighted Average Yield                         - %             - %            - %            9.13 %          9.13 %
--------------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost                         $       -       $  12,361       $ 44,941        $  542,217      $  599,519
     Weighted Average Yield                         - %          6.02 %         6.62 %            6.93 %          6.89 %
==========================================================================================================================


                                       14












LOAN PORTFOLIO

Types of Loans
--------------
The following schedule presents the components of gross loans, by type, as of
December 31, for each of the last five years.




(In Thousands)                 2000       %       1999        %       1998        %       1997      %        1996      %
----------------------------------------------------------------------------------------------------------------------------
Commercial                $   271,975   21.0  $   233,956    18.4 $   218,929    20.6  $ 145,100    15.4   $ 180,876   19.7
Real Estate(1)                715,601   55.3      776,325    61.0     652,239    61.3    593,924    63.0     485,858   52.8
Lease Financing                25,009    1.9       18,462     1.5      11,022     1.0     11,852     1.2       9,248    1.0
Installment                   281,118   21.8      243,493    19.1     181,522    17.1    192,167    20.4     244,157   26.5
----------------------------------------------------------------------------------------------------------------------------
Total Loans Outstanding     1,293,703  100.0    1,272,236   100.0   1,063,712   100.0    943,043   100.0     920,139  100.0
Less: Unearned Income
   On Loans                     6,286              10,893               6,631             11,777              21,351
----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income                 $ 1,287,417         $ 1,261,343         $ 1,057,081          $ 931,266           $ 898,788
============================================================================================================================


(1) Include mortgage loans held for sale amounting to $23,807,000 and $128,000 as of December 31, 1999 and 1998, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------
The following table shows the maturity of loans (excluding residential mortgages of one-to-four family residences, installment loans and lease financing) outstanding as of December 31, 2000, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                                    After 1 Year
                                                      Within         But Within           After
                                                      1 Year           5 Years           5 Years          Total
                                                   ------------    --------------    ------------     --------------
Commercial                                           $195,949       $   35,649        $   40,377       $   271,975
Real Estate-Construction                               17,119           18,700             6,130            41,949
Real Estate-Commercial                                 19,595           31,025           208,118           258,738
--------------------------------------------------------------------------------------------------------------------
     Total                                           $232,663       $   85,374        $  254,625       $   572,662
====================================================================================================================

Amount of Loans Based Upon:
   Fixed Interest Rates                                             $   32,296        $  159,607
   Variable Interest Rates                                              53,078            95,018
--------------------------------------------------------------------------------------------------------------------
     Total                                                          $   85,374        $  254,625
====================================================================================================================

                                       15











Non-Accrual, Past Due and Restructured Loans
--------------------------------------------
The following table provides an analysis of non-performing assets as of December
31, for each of the last five years.


(Dollars in Thousands)                              2000          1999          1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial                      $    713      $    490      $    754      $     190      $      663
   Loans Secured by Real Estate                      4,560         3,493         6,029          7,015           9,440
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure                              346           399           498            350             354
-------------------------------------------------------------------------------------------------------------------------
Total Non-Accrual Loans                              5,619         4,382         7,281          7,555          10,457
-------------------------------------------------------------------------------------------------------------------------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial                          81         1,273             -              -               7
     Loans Secured by Real Estate                      686         2,196           986          1,619           1,210
     Lease Financing                                     -             -             -            169               -
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures                         351           263           303            577           1,277
-------------------------------------------------------------------------------------------------------------------------
Total Loans Past Due 90 Days or More                 1,118         3,732         1,289          2,365           2,494
-------------------------------------------------------------------------------------------------------------------------

Troubled Debt Restructured                              14            28            42             53              67
-------------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Loans                        6,751         8,142         8,612          9,973          13,018

Other Real Estate Owned (3)                            165            56           507          1,503           1,967
Other Assets Owned (4)                                  28            53            51            174             178
-------------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Assets                     $ 6,944      $  8,251      $  9,170      $  11,650      $   15,163
=========================================================================================================================

 Non-Performing Loans as a
   Percentage of Loans (year-end)                     0.52 %        0.65 %        0.81 %         1.07 %          1.45 %
=========================================================================================================================

Non-Performing Loans as
   Percentage of Total Assets (year-end)              0.32 %        0.39 %        0.45 %         0.56 %          0.84 %
=========================================================================================================================

Non-Performing Assets as
   A Percentage of Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end)                            0.54 %        0.65 %        0.87 %         1.25 %          1.68 %
=========================================================================================================================

Non-Performing Assets as
   A Percentage of Total Assets (year-end)            0.33 %        0.39 %        0.48 %         0.65 %          0.98 %
=========================================================================================================================

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

Potential Problem Loans

At December 31, 2000, the Company had no material loans where payments were presently current or less than 90 days past due, yet the borrowers were known to the Company to be experiencing severe financial difficulties. Management continues to review and evaluate all loans on an ongoing basis so that potential problems can be addressed immediately.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for possible loan losses for each of the five years ending December 31:

(Dollars in Thousands)                         2000            1999             1998            1997             1996
----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income - December 31,                    $1,287,417       $1,261,343      $1,057,081         $931,266        $898,788
============================================================================================================================
Average Loans Outstanding                    1,290,091        1,138,080         979,872          906,091         837,704
============================================================================================================================

Allowance for Possible Loan
  Losses-January 1,                             10,386           11,174          11,739           11,874          11,440
Loans Charged Off:
   Commercial                                     (102)          (1,291)           (251)            (101)              -
   Real Estate                                    (357)             (54)         (1,466)            (750)           (409)
   Lease Financing                                 (13)               -             (28)               -               -
   Installment                                  (3,273)          (3,442)         (3,489)          (4,700)         (3,711)
----------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                         (3,745)          (4,787)         (5,234)          (5,551)         (4,120)
----------------------------------------------------------------------------------------------------------------------------

Recoveries of Loans:
   Commercial                                      223               74               9              105              95
   Real Estate                                      18               48             306              164              30
   Lease Financing                                  13                -               -                -               -
   Installment                                     794              845             910              715             435
----------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                 1,048              967           1,225              984             560
----------------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                           (2,697)          (3,820)         (4,009)          (4,567)         (3,560)
Reduction Related to Loan Sale                       -             (793)              -                -               -
Provision for Possible Loan Losses               4,730            3,825           3,444            4,432           3,691
Acquisition                                          -                -               -                -             303
----------------------------------------------------------------------------------------------------------------------------
Allowance for Possible Loan
  Losses - December 31,                     $   12,419       $   10,386      $   11,174         $ 11,739        $ 11,874
============================================================================================================================

Allowance for Possible Loan
   Losses to Non-Performing
   Loans - December 31,                         183.96  %        127.56 %        129.75 %         117.71 %         91.21 %
============================================================================================================================

Allowance for Possible Loan
   Losses to Total Loans
   Outstanding - December 31,                     0.96  %          0.82 %          1.06 %           1.26 %          1.32 %
============================================================================================================================

Net Loans Charged Off to
   Average Loans Outstanding                      0.21  %          0.34 %          0.41 %           0.50 %          0.42 %
============================================================================================================================


Allocation of the Allowance for Possible Loan Losses

The accompanying table sets forth the allocation of the allowance for possible loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans at December 31 for each of the past five years.


                                       Years Ended December 31,
(Dollars in      -----------------------------------------------------------------------
   Thousands)             2000                   1999                     1998
----------------------------------------------------------------------------------------
                                % of                    % of                    % of
                   Amount      Loans       Amount      Loans       Amount       Loans
                     of       To Total       of       To Total       of       To Total
                  Allowance    Loans     Allowance     Loans     Allowance      Loans
----------------------------------------------------------------------------------------
Commercial       $      4,227      21 % $      3,432       18 % $      2,198       21 %
Real Estate             2,233      55          1,888       61          5,062       61
Lease Financing           395       2            314        2            152        1
Installment             4,919      22          4,605       19          3,715       17
Unallocated               645       -            147        -             47        -
----------------------------------------------------------------------------------------
     Total       $     12,419     100 % $     10,386      100 % $     11,174      100 %
========================================================================================


                            Years Ended December 31,
(Dollars in      -------------------------------------------------
   Thousands)               1997                   1996
------------------------------------------------------------------
                                  % of                    % of
                     Amount      Loans       Amount       Loans
                       of       To Total       of       To Total
                    Allowance    Loans      Allowance     Loans
------------------------------------------------------------------
Commercial         $      2,370      16 % $       2,912       20%
Real Estate               5,115      63           4,651       53
Lease Financing             136       1              93        1
Installment               3,851      20           3,975       26
Unallocated                 267       -             243        -
------------------------------------------------------------------
     Total         $     11,739     100 % $      11,874      100%
==================================================================


The Company utilizes a comprehensive approach when calculating the adequacy of its Allowance. A migration analysis tracks the loss experience of individual commercial and commercial real estate loans over a minimum eight quarter period. Loss factors are developed as a result of this migration analysis and applied to the current commercial and commercial real estate portfolios. The loss factors may be adjusted by certain qualitative factors to reflect the impact of current conditions. Qualitative factors taken into consideration are delinquency trends, portfolio characteristics and volume changes, lending policies, depth of management, economic trends, credit concentrations and legal and regulatory requirements. Historical loss experience is utilized for the Company's residential mortgage and consumer installment loan portfolios. Management's Allowance adequacy analysis is presented to the Company's Executive Committee of the Board for review and approval.

All commercial and commercial real estate loans, $100,000 and greater, containing elements of credit concern are tested individually for impairment utilizing one of three methods. Such loans are considered impaired when the discounted cash flow, fair value of collateral or the observable market price of such loans is lower than the carrying value of that loan. The Company will establish a specific reserve for such loans when certain important, reasonably specific factors may strengthen the loan or lease. Otherwise the company will take an immediate charge to the Allowance for the amount of the impairment. Smaller commercial and commercial real estate loans as well as residential mortgage loans and consumer installment loans are evaluated as a group.

A thorough loan review process has been established for the Company. Various credit quality committees are used to monitor and manage credit risk involving relationship managers, department heads and the Company's executive management. On a monthly basis, management reviews all portfolios for performance and reports to the Company's Executive Committee of the Board on the status of these portfolios. Additionally, the Company engages the services of an outside loan review consulting firm to review the Company's loan portfolios. They review different segments of the loan portfolios each month and prepare a quarterly report that is reviewed with the Company's Audit Committee of the Board.

Management believes that the Allowance is adequate based on the Company's historical loss levels as well as the inherent risk of loss that exists as of the review date.

DEPOSITS

The following table reflects the average balances and average rates paid on deposits for each of the past three years.


                                            2000                         1999                         1998
                                ----------------------------------------------------------------------------------------
                                    Average    Average           Average     Average           Average     Average
  (Dollars in Thousands)            Balance      Rate            Balance      Rate             Balance      Rate
  ----------------------------------------------------------------------------------------------------------------------
  Demand and Non-Interest
     Bearing Savings            $     247,912        -    %  $     253,038        -    %  $      254,565        -    %
  ----------------------------------------------------------------------------------------------------------------------

  Interest-bearing
     Transaction Accounts             226,604        1.81          228,134        1.88           143,600        1.69
  Other Savings                       352,584        3.37          325,480        2.09           415,641        2.26
  Time                                697,769        5.67          650,791        4.98           606,634        5.64
  ----------------------------------------------------------------------------------------------------------------------
     Total Savings and Time         1,276,957        4.35        1,204,405        3.61         1,165,875        3.99
  ----------------------------------------------------------------------------------------------------------------------
  Total Deposits                $   1,524,869        3.65 %  $   1,457,443        2.98 %  $    1,420,440        3.28 %
  ======================================================================================================================


The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 2000.

(In Thousands)
-------------------------------------------------------------------------------------------------------------------
Three Months or Less                                                                          $           168,456
Over Three Through Six Months                                                                              32,075
Over Six Through Twelve Months                                                                             20,348
Over Twelve Months                                                                                         11,558
-------------------------------------------------------------------------------------------------------------------
   Total                                                                                      $           232,437
===================================================================================================================


RETURN ON EQUITY AND ASSETS

United's 2000 Annual Report, Financial Review section, contains on page 14, "Selected Consolidated Financial Data," the information required by this Item and that information is incorporated herein by reference.

SHORT-TERM BORROWINGS

The following table sets forth certain information regarding the Company's short-term borrowed funds at or for the years ended December 31:


                                                                                  2000                 1999
-------------------------------------------------------------------------------------------------------------------
Securities Sold Under Agreements to Repurchase:
     Average Balance Outstanding                                           $       66,577        $     36,347
     Weighted Average Interest Rate                                                  6.64 %              5.65 %
     Highest Month-End Balance                                             $      123,024        $     54,475
-------------------------------------------------------------------------------------------------------------------

Borrowed Funds:
     Average Balance Outstanding                                           $       24,719        $     87,856
     Weighted Average Interest Rate                                                  6.22 %              5.82 %
     Highest Month-End Balance                                             $       56,540        $    128,117
-------------------------------------------------------------------------------------------------------------------

Federal Home Loan Bank Advances:
     Average Balance Outstanding                                           $      122,009        $     36,178
     Weighted Average Interest Rate                                                  6.57 %              4.13 %
     Highest Month-End Balance                                             $      180,900        $     71,000
-------------------------------------------------------------------------------------------------------------------


 (f)     Executive Officers of the Registrant

The following persons are executive officers of the Company or the Bank who do not also serve as directors of the Company.

                                          Executive
                                           Officer                   Principal Occupation or Employment
Name                            Age         Since                          For the Past Five Years
----------------------------  ---------  -------------  --------------------------------------------------------------

Donald W. Malwitz                57          1988       Vice President and Treasurer of the Company.

Ralph L. Straw, Jr.              58          1993       Vice President, General Counsel and Secretary of the
                                                        Company since July 1, 1996; Executive Vice President
                                                        General Counsel and Cashier of the Bank since
                                                        July 1, 1996; Executive Vice President and
                                                        General Counsel of the Bank since December 21, 1995.

A. Richard Abrahamian            41          1992       Senior Vice President and Chief Accounting
                                                        Officer of the Bank.

John J. Cannon                   56          1995       Senior Vice President and Senior Trust Officer of
                                                        the Bank.

Warren R. Gerleit                53          1992       President and Chief Operating Officer and Director of the
                                                        Bank since January 1, 2000.  Executive Vice President -
                                                        Lending and Branch Administration since September 10,
                                                        1996.  Executive Vice President - Lending since
                                                        December 20, 1994.

Joanne F. Herb                   50          1993       Senior Vice President and Corporate Strategic
                                                        Planning Manager of the Bank.

Raymond C. Kenwell               49          1995       Executive Vice President, Consumer and Commercial
                                                        Lending of the Bank since January 1, 2000;
                                                        Senior Vice President-Commercial Lending since
                                                        December 21, 1995.

Charles E. Nunn, Jr.             47          1995       Senior Vice President and Director  of Human
                                                        Resources of the Bank.

Donald E. Reinhard               46          1996       Senior Vice President and Director of Marketing of
                                                        the Bank since September 10, 1996; Vice President
                                                        and Marketing Manager 1993-1996.

Edward M. Rolfe                  50          1999       Senior Vice President and Branch Administrator of the
                                                        Bank since December 21, 1999; Vice President and
                                                        Branch Administrator since December 17, 1996;
                                                        Assistant Vice President and Branch Manager since
                                                        September 5, 1995.



Richard G. Tappen                50          1998       Executive Vice President, Real Estate Group of the Bank since
                                                        December 15, 1998; President and Chief Executive Officer
                                                        of United Commercial Capital Group since July 28, 1997;
                                                        previously Senior Vice President of Summit Bank.


Item 2 - Properties

The corporate headquarters of United is located in a three-story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company and the Bank, and a branch office of the Bank. The Bank occupies thirty three additional branch offices, of which eighteen are owned and fifteen are leased.

United's 2000 Annual Report Financial Review section contains information on page 26, Note 8; page 27, Note 11 and pages 32 through 33, Note 17 that is incorporated herein by reference.

Item 3 - Legal Proceedings

United's 2000 Annual Report, Financial Review section, contains on pages 32 through 33, Note 17, the information required by Item 3 and that information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 2000.


PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters

The only voting securities of the Company consist of its common stock outstanding. The shares are listed on the NASDAQ Stock Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ.

On December 31, 2000, there were 2,363 shareholders of the Company's common stock.

The following table sets forth by quarter the range of high and low closing sales price for United National Bancorp's capital stock and the cash dividends declared per common share during the past two years as reported on NASDAQ:

                                                                                    Cash Dividends
     Year            Quarter                 High                     Low                 Declared
     1999              First               $22.23                  $20.93                    $0.19
                      Second                22.41                   21.05                     0.19
                       Third                22.88                   18.87                     0.19
                      Fourth                22.94                   18.75                     0.20

     2000              First               $21.56                  $15.88                    $0.20
                      Second                21.50                   16.50                     0.20
                       Third                18.06                   16.06                     0.20
                      Fourth                19.19                   15.06                     0.20


Item 6 - Selected Financial Data

United's 2000 Annual Report, Financial Review section, contains on pages 14 and 19 through 21 (Note 1) information required by Item 6 and that information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

United's 2000 Annual Report, Financial Review section, contains on pages 2 through 13 information required by Item 7 and that information is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

United's 2000 Annual Report, Financial Review section, contains on pages 13 and 15 through 38 information required by Item 8 and that information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None



PART III

Item 10 - Directors and Executive Officers of the Registrant

United's Proxy Statement for its 2001 Meeting will contain, under the caption "Election of Directors", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 1(f).

Item 11 - Executive Compensation

United's Proxy Statement for its 2001 Meeting will contain, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

United's Proxy Statement for its 2001 Annual Meeting will contain, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

United's Proxy Statement for its 2001 Annual Meeting will contain, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The consolidated financial statements and report of independent public accountants listed below of United National Bancorp, included in United's 2000 Annual Report, are incorporated herein by reference.

                                                                              Financial Review Page *

         Independent Auditors' Report                                                   38

         Consolidated Balance Sheets at December 31,
                  2000 and 1999                                                         15
         Consolidated Statements of Income for the
                  Three Years Ended December 31, 2000                                   16
         Consolidated Statements of Changes in
                  Stockholders' Equity for the Three
                  Years Ended December 31, 2000                                         17
         Consolidated Statements of Cash Flows
                  for the Three Years Ended
                  December 31, 2000                                                     18
         Notes to Consolidated Financial Statements                                     19-37
         Consolidated Unaudited Quarterly Financial Data                                13



         *Refers to respective page numbers of United National Bancorp's 2000 Annual Report to Shareholders, Financial Review section, included as
         Exhibit 13. Such pages are incorporated herein by reference.

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

              (c) Executive Supplemental Retirement Income Agreement and Conditions, Assumptions, and Schedule of Contributions and Phantom Contributions for six
                           Executive Officers (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(f))).

              (d)          Executive Death Benefit Master Agreement
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-K for the Year Ended December 31,
                           1997 filed with the Securities and Exchange
                           Commission on March 30, 1998 (Exhibit 10(g))).

              (e) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
                           (Exhibit 10(h))).

              (f) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
                           (Exhibit 10(i))).

              (g)          Directors Deferred Compensation Plan for United
                           National Bancorp (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(j))).

              (h)          Directors Deferred Compensation Plan for United
                           National Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(k))).

              (i) Change of Control Agreements for nine executive officers effective November 14, 2000.

         (13) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended
                           December 31, 2000 are incorporated by reference into this Annual Report on Form 10-K.

         (21)     List of Subsidiaries



         (23)     Consent of Independent Public Accountants





(b)      Reports on Form 8-K

         No Form 8-K's were filed during the fourth quarter of 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED NATIONAL BANCORP

                                       By: /s/ Thomas C. Gregor
                                           ____________________________
                                                Thomas C. Gregor
                                             Chairman of the Board,
                                      President and Chief Executive Officer

Dated: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                              Title                                     Date
-----------------------------              -----------------                         ----------

 /s/ Thomas C. Gregor                     Chairman of the                            March 28, 2001
----------------------                    Board, President and
   Thomas C. Gregor                       Chief Executive
                                          Officer and Director


 /s/ Donald W. Malwitz                    V.P. & Treasurer                           March 28, 2001
----------------------                    (Principal Financial Officer)
   Donald W. Malwitz


 /s/ A. Richard Abrahamian                Senior V.P. and Chief                      March 28, 2001
--------------------------                Accounting Officer of
   A. Richard Abrahamian                  United National Bank
                                          (Principal Accounting Officer)


                                          Director                                   March 28, 2001
---------------------------
   George W. Blank


 /s/ C. Douglas Cherry                    Director                                   March 28, 2001
-----------------------
   C. Douglas Cherry


                                          Director                                   March 28, 2001
----------------------------
   William T. Kelleher,  Jr.


/s/ John R. Kopicki                       Director                                   March 28, 2001
-------------------------
   John R. Kopicki


                                          Director                                   March 28, 2001
-------------------------
   Antonia S. Marotta


 /s/ John W. McGowan III                  Director                                   March 28, 2001
------------------------
   John W. McGowan III


                                          Director                                   March 28, 2001
------------------------
   Patricia A. McKiernan


 /s/ Charles N. Pond, Jr.                 Director                                   March 28, 2001
-------------------------
   Charles N. Pond, Jr.




 /s/ Paul K. Ross                         Director                                   March 28, 2001
----------------------------
   Paul K. Ross


/s/ Arlyn D. Rus                          Director                                   March 28, 2001
----------------------------
   Arlyn D. Rus


/s/ David R. Walker                       Director                                   March 28, 2001
--------------------------
   David R. Walker


                                          Director                                   March 28, 2001
-----------------------
   Ronald E. West


 /s/ George J. Wickard                    Director                                   March 28, 2001
------------------------
   George J. Wickard
