Form 10-Q
period 2001-03-31
UNITED NATIONAL BANCORP
filed 2001-05-15
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


                        Commission File Number: 000-16931
                                                ---------

                             United National Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                              22-2894827
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)


1130 Route 22 East, Bridgewater, New Jersey                           08807-0010
-------------------------------------------                           ----------
  (Address of principal executive offices)                            (Zip Code)

                                 (908) 429-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   [ ] No

As of May 1, 2001, there were 15,061,713 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX


                                                                         PAGE(S)
PART I -   FINANCIAL INFORMATION


ITEM 1     Consolidated Financial Statements and Notes to
           Consolidated Financial Statements                               1-7

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-14

ITEM 3     Quantitative and Qualitative Disclosure About Market Risk        15


PART II -  OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                  17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             UNITED NATIONAL BANCORP
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                       March 31,     December 31,
                                                                                          2001           2000
                                                                                      -----------    -----------
ASSETS
Cash and Due from Banks                                                               $    41,459    $    49,414
Federal Funds Sold                                                                          1,000          1,000
Securities Available for Sale, at Market Value                                            606,731        608,388
Securities Held to Maturity                                                                33,455         46,492

Loans, Net of Unearned Income                                                           1,270,136      1,287,417
  Less: Allowance for Loan Losses                                                          11,936         12,419
                                                                                      -----------    -----------
    Loans, Net                                                                          1,258,200      1,274,998


Premises and Equipment, Net                                                                26,893         27,596
Other Real Estate, Net                                                                        131            165
Intangible Assets, Primarily Core Deposit Premiums                                          6,043          6,400
Cash Surrender Value of Life Insurance Policies                                            54,536         53,755
Other Assets                                                                               38,285         43,973
                                                                                      -----------    -----------
TOTAL ASSETS                                                                          $ 2,066,733    $ 2,112,181
                                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                              $   247,462    $   248,750
  Savings                                                                                 561,706        578,924
  Time                                                                                    731,991        699,742
                                                                                      -----------    -----------
    Total Deposits                                                                      1,541,159      1,527,416


Short-Term Borrowings                                                                     201,272        258,507
Other Borrowings                                                                          125,672        135,711
Other Liabilities                                                                          32,052         30,037
                                                                                      -----------    -----------
    Total Liabilities                                                                   1,900,155      1,951,671


Company-Obligated Mandatorily Redeemable Preferred Series B Capital Securities of a
  Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company            20,000         20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2001 and 2000
  None issued and outstanding                                                                  --             --
Common Stock ($1.25 Par Value)
  Authorized Shares 25,000,000 in 2001 and 2000
  Issued Shares 16,174,311 in 2001 and 16,154,532 in 2000
  Outstanding Shares 15,061,588 in 2001 and 15,237,809 in 2000                             20,218         20,193
Additional Paid-in Capital                                                                129,650        129,342
Retained Earnings                                                                          20,847         18,210
Treasury Stock, at Cost - 1,112,723 shares in 2001 and 916,723 shares in 2000             (20,915)       (17,202)
Restricted Stock                                                                              (60)           (73)
Accumulated Other Comprehensive Loss                                                       (3,162)        (9,960)
                                                                                      -----------    -----------
    Total Stockholders' Equity                                                            146,578        140,510
                                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 2,066,733    $ 2,112,181
                                                                                      ===========    ===========



See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
                        Consolidated Statements Of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------
INTEREST INCOME
Interest and Fees on Loans                                    $26,606    $25,860
Interest and Dividends on Securities Available for Sale:
   Taxable                                                      9,322     10,134
   Tax-Exempt                                                   1,002        989
Interest and Dividends on Securities Held to Maturity:
   Taxable                                                        329        379
   Tax-Exempt                                                     265        297
Dividends on Trading Account Securities                            --         11
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                            45         11
                                                              -------    -------
   TOTAL INTEREST INCOME                                       37,569     37,681
                                                              -------    -------

INTEREST EXPENSE
Interest on Savings Deposits                                    3,606      3,583
Interest on Time Deposits                                      10,455      9,493
Interest on Short-Term Borrowings                               3,494      2,230
Interest on Other Borrowings                                    2,112      3,494
                                                              -------    -------
   TOTAL INTEREST EXPENSE                                      19,667     18,800
                                                              -------    -------

Net Interest Income                                            17,902     18,881
Provision for Loan Losses                                         546      1,200
                                                              -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            17,356     17,681
                                                              -------    -------

NON-INTEREST INCOME
Trust Income                                                    1,885      1,635
Service Charges on Deposit Accounts                               919        991
Other Service Charges, Commissions and Fees                     1,643      1,575
Net Gains from Securities Transactions                            175        929
Income on Life Insurance                                          781        562
Other Income                                                      457        685
                                                              -------    -------
   TOTAL NON-INTEREST INCOME                                    5,860      6,377
                                                              -------    -------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                           6,335      6,748
Occupancy Expense, Net                                          1,542      1,376
Furniture and Equipment Expense                                 1,104      1,129
Data Processing Expense                                         1,866      1,795
Distributions of Series B Capital Securities                      500        500
Amortization of Intangible Assets                                 357        330
Net Cost to Operate Other Real Estate                              18         67
Other Expenses                                                  3,503      3,939
                                                              -------    -------
   TOTAL NON-INTEREST EXPENSE                                  15,225     15,884
                                                              -------    -------
Income Before Provision for Income Taxes                        7,991      8,174
Provision for Income Taxes                                      2,126      2,272
                                                              -------    -------
NET INCOME                                                    $ 5,865    $ 5,902
                                                              =======    =======

NET INCOME PER COMMON SHARE:
   Basic                                                      $  0.39    $  0.38
                                                              =======    =======
   Diluted                                                    $  0.39    $  0.38
                                                              =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                       15,124     15,596
   Diluted                                                     15,229     15,725


See Accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
            Consolidated Statement Of Changes In Stockholders' Equity
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                  Accumulated
                                               Additional                                            Other        Total
                                     Common      Paid-In    Retained     Treasury    Restricted  Comprehensive Stockholders'
                                      Stock      Capital    Earnings       Stock        Stock        Loss         Equity
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance December 31, 2000           $  20,193   $ 129,342   $  18,210    $ (17,202)   $     (73)   $  (9,960)   $ 140,510

Net Income                                 --          --       5,865           --           --           --        5,865

Cash Dividends Declared
   ($0.20 Per Share)                       --          --      (3,001)          --           --           --       (3,001)

Exercise of Stock Options
   (19,779 Shares)                         25         308        (227)          --           --           --          106

Change in Unrealized Loss on
   Securities Available for Sale,
   Net of Tax                              --          --          --           --           --        6,798        6,798

Treasury Stock Purchased                   --          --          --       (3,713)          --           --       (3,713)
   (196,000 shares)

Restricted Stock Activity, Net             --          --          --           --           13           --           13
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------


Balance March 31, 2001              $  20,218   $ 129,650   $  20,847    $ (20,915)   $     (60)   $  (3,162)   $ 146,578
                                    =========   =========   =========    =========    =========    =========    =========



See Accompanying Notes to Consolidated Financial Statements

                             UNITED NATIONAL BANCORP
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
OPERATING ACTIVITIES
Net Income                                                               $  5,865    $  5,902
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                             1,202       1,096
  (Accretion) Amortization of Securities Premiums, Net                       (133)       (155)
  Provision for Loan Losses                                                   546       1,200
  Expense (Benefit) for Deferred Income Taxes                                 446         (36)
  Net Loss on Disposition of Premises and Equipment                             3          67
  Net Gains from Securities Transactions                                     (175)       (982)
  Net Gain on the Sale of Loans                                                --        (287)
  Trading Account Securities Activity, Net                                     --          53
  Increase in Life Insurance                                                 (781)       (562)
  Decrease (Increase) in Other Assets                                       2,029      (3,466)
  Increase (Decrease) in Other Liabilities                                  1,569      (2,611)
  Restricted Stock Activity, Net                                               13          24
                                                                         --------    --------
  Net Cash Provided by Operating Activities                                10,584         243
                                                                         --------    --------

INVESTING ACTIVITIES
Securities Available for Sale:
  Proceeds from Sales of Securities                                        20,000      76,806
  Proceeds from Maturities of Securities                                    6,169       6,963
  Purchases of Securities                                                 (13,862)    (84,216)
Securities Held to Maturity:
  Proceeds from Sale of Securities                                         15,052          --
  Proceeds from Maturities of Securities                                    5,702       3,650
  Purchases of Securities                                                  (7,602)    (17,132)
Purchase of Corporate-Owned Life Insurance                                     --     (15,000)
Net Decrease (Increase) in Loans                                           16,252     (19,234)
Proceeds from Sale of Loans                                                    --      24,094
Expenditures for Premises and Equipment                                      (145)       (310)
Proceeds from Sale of Premises and Equipment                                   --         221
Decrease (Increase) in Other Real Estate, Net                                  34        (211)
                                                                         --------    --------
  Net Cash Provided by (Used in) Investing Activities                      41,600     (24,369)
                                                                         --------    --------

FINANCING ACTIVITIES
Net (Decrease) Increase in Demand and Savings Deposits                    (18,506)     22,055
Net Increase in Time Deposits                                              32,249      39,953
Net Decrease in Short-Term Borrowings                                     (57,235)    (43,368)
Net (Decrease) Increase in Other Borrowed Funds                           (10,039)      7,989
Cash Dividends on Common Stock                                             (3,001)     (3,107)
Proceeds from Exercise of Stock Options                                       106         193
Treasury Stock Acquired, at Cost                                           (3,713)     (3,307)
                                                                         --------    --------
  Net Cash (Used in) Provided by Financing Activities                     (60,139)     20,408
                                                                         --------    --------
Net Decrease in Cash and Cash Equivalents                                  (7,955)     (3,718)
Cash and Cash Equivalents at Beginning of Period                           50,414      53,490
                                                                         --------    --------
Cash and Cash Equivalents at End of Period                               $ 42,459    $ 49,772
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the
Period:
  Interest                                                               $ 16,374    $ 15,438
  Income Taxes                                                                 --       5,400


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

Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2001.

(2)      COMPREHENSIVE INCOME

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2001          2000
                                                          -------       -------

Net Income                                                $ 5,865       $ 5,902
Change In Unrealized Loss On Securities
   Available for Sale, Net of Taxes                         6,798        (1,891)
                                                          -------       -------
Comprehensive Income                                      $12,663       $ 4,011
                                                          =======       =======


(3)      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 105,000 and 129,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the Company's adoption of SFAS No.133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's Consolidated Financial Statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement No. 125)". SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan collateralized borrowing arrangements; securities lending transactions; loan participations; and extinguishment of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. The initial adoption of SFAS No. 140 did not have a material impact on the Company's Consolidated Financial Statements.

(5)      SEGMENT REPORTING

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in Corporate. The summary information presented below is on a fully taxable-equivalent basis for the lines of business presented.

   RESULTS OF OPERATIONS FOR
   THE THREE MONTHS ENDED MARCH 31, 2001       RETAIL     COMMERCIAL    INVESTMENTS      TRUST     CORPORATE   CONSOLIDATED

   Interest Income                           $   14,274   $   12,362    $   11,647    $       --   $       --   $   38,283
   Interest Expense                              13,593           --         6,074            --           --       19,667
   Funds Transfer Pricing Allocation             11,576       (8,231)       (3,662)           --          317           --
   -----------------------------------------------------------------------------------------------------------------------
      Net Interest Income                        12,257        4,131         1,911            --          317       18,616
   Provision for Loan Losses                      1,236         (690)           --            --           --          546
   -----------------------------------------------------------------------------------------------------------------------
      Net Interest Income
         After Provision for Loan Losses         11,021        4,821         1,911            --          317       18,070
   Non-Interest Income                            2,560           88         1,151         2,032           29        5,860
   Non-Interest Expense                          11,597        1,825           578         1,225           --       15,225
   -----------------------------------------------------------------------------------------------------------------------
      Net Income Before Taxes                $    1,984   $    3,084    $    2,484    $      807   $      346   $    8,705
   -----------------------------------------------------------------------------------------------------------------------

   Average Balances:
   Gross Funds Provided                      $1,505,986   $       --    $  408,977    $       --   $  182,787   $2,097,750
   Funds Used: Interest-Earning Assets          713,114      561,044       672,603            --           --    1,946,761
               Non-Interest-Earning Assets       12,484        1,637        54,123            --       82,745      150,989
   -----------------------------------------------------------------------------------------------------------------------
   Net Funds Provided (Used)                 $  780,388   $ (562,681)   $ (317,749)   $       --   $  100,042   $       --
   -----------------------------------------------------------------------------------------------------------------------

   RESULTS OF OPERATIONS FOR
   THE THREE MONTHS ENDED MARCH 31, 2000       RETAIL     COMMERCIAL    INVESTMENTS      TRUST      CORPORATE   CONSOLIDATED

   Interest Income                           $   14,712   $   11,175    $   12,498    $       --    $       --   $   38,385
   Interest Expense                              13,271           --         5,529            --            --       18,800
   Funds Transfer Pricing Allocation             11,291       (7,454)       (5,603)           (3)        1,769           --
   ------------------------------------------------------------------------------------------------------------------------
      Net Interest Income                        12,732        3,721         1,366            (3)        1,769       19,585
   Provision for Loan Losses                        215          985            --            --            --        1,200
   ------------------------------------------------------------------------------------------------------------------------
      Net Interest Income
         After Provision for Loan Losses         12,517        2,736         1,366            (3)        1,769       18,385
   Non-Interest Income                            2,670          216         1,619         1,781            91        6,377
   Non-Interest Expense                          12,136        1,786           578         1,238           146       15,884
   ------------------------------------------------------------------------------------------------------------------------
      Net Income Before Taxes                $    3,051   $    1,166    $    2,407    $      540    $    1,714   $    8,878
   ------------------------------------------------------------------------------------------------------------------------

   Average Balances:
   Gross Funds Provided                      $1,539,314   $   17,195    $  393,684    $     (176)   $  155,890   $2,105,907
   Funds Used: Interest-Earning Assets          727,848      504,489       740,135            --            --    1,972,472
               Non-Interest-Earning Assets       15,134         (270)       44,050            --        74,521      133,435
   ------------------------------------------------------------------------------------------------------------------------
   Net Funds Provided (Used)                 $  796,332   $ (487,024)   $ (390,501)   $     (176)   $   81,369   $       --
   ------------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at March 31, 2001 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey; changes in legal or regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000:

OVERVIEW

The Company realized net income of $5,865,000 for the three months ended March 31, 2001, as compared to $5,902,000 reported for the same period in 2000. Net income per diluted share was $0.39 for the three months ended March 31, 2001 compared to $0.38 per diluted share for the prior year period.


EARNINGS ANALYSIS

INTEREST INCOME

Interest income for the quarter ended March 31, 2001 was $37,569,000 compared to $37,681,000 for the same period of 2000. This decrease was attributable to decreases in earning asset volume offset by an increase in the yield earned on interest earning assets. For the three months ended March 31, 2001, average interest earning assets were down $25,711,000 or 1.3%, compared with the same period in 2000. For the three months ended March 31, 2001, the average yield on earning assets increased 11 basis points to 7.90% from 7.79% for the same period last year.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2001 was $19,667,000, an increase of $867,000 or 4.6% from $18,800,000 reported in the same period last year. The average cost of interest bearing liabilities increased 32 basis points to 4.82% for the current quarter of 2001 from 4.50% for the same period last year, primarily as a result of an increase in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities decreased by $29,580,000 for the current quarter of 2001 compared to the same period in 2000, while non-interest bearing deposits increased by $5,507,000.

NET INTEREST INCOME

The net effect of the changes in interest income and interest expense for the three months ended March 31, 2001 compared to the prior year period was a decrease of $979,000 in net interest income. For the three months ended March 31, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, decreased 14 basis points and 21 basis points, respectively, from the same period last year. The decrease in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. Additionally, the Company's stock repurchase program and investment in cash surrender value of life insurance policies have had an impact on net interest margin, as these investments reduce investable funds. The cash surrender value of life insurance policies has positively impacted non-interest income, which generated $781,000 of income in the current quarter of 2001 as compared to $562,000 in 2000.

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2001, the provision for loan losses was $546,000 compared to $1,200,000 for the same period last year. The decrease in the provision reflects the decrease in loan portfolio outstandings coupled with a decline in non-performing loans and improvements in overall credit quality. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

NON-INTEREST INCOME

For the three months ended March 31, 2001, compared to the same period of 2000, total non-interest income decreased $517,000 or 8.1%, to $5,860,000 compared to $6,377,000. The decrease was due primarily to decreases of $754,000 in net security gains, $72,000 in service charges on deposit accounts and $228,000 in other income. For 2000, other income included a gain on sale of loans of $287,000. These decreases were partially offset by increases of $250,000 in trust income, $68,000 in other service charges, commissions and fees and $219,000 in income on life insurance. This decrease in service charges on deposit accounts in 2001 has resulted from the Company's continued drive to build on its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which has resulted in fewer occurrences of service charges assessed.

NON-INTEREST EXPENSE

For the three months ended March 31, 2001, non-interest expense decreased $659,000 from the same period last year. Salary, wages and employee benefits decreased $413,000. Salaries and wages declined $70,000 while employee benefits declined $343,000. Other expenses decreased $436,000, which consisted primarily of decreases in legal and professional fees and other expenses. Net cost to operate other real estate decreased $49,000. These declines were partially offset by increases in occupancy expense of $166,000 and data processing expense of $71,000. Additionally, amortization of intangible assets increased $27,000 compared to 2000.

INCOME TAXES

The provision for income taxes decreased by $146,000 to $2,126,000 for the three months ended March 31, 2001 as compared to $2,272,000 for the same period in 2000 due primarily to the decrease in pre-tax income.

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

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:

                                     Retail   Commercial   Investments   Trust   Corporate   Consolidated
                                     ------   ----------   -----------   -----   ---------   ------------
Three Months Ended March 31, 2001     22.8%      35.4%        28.5%       9.3%      4.0%        100.0%
Three Months Ended March 31, 2000     34.4%      13.1%        27.1%       6.1%     19.3%        100.0%

Net income before taxes for the Retail Banking segment declined $1,067,000 from the first quarter of 2000 mainly due to an increase in the allocation of the provision for loan losses of $1,021,000. Conversely, net income before taxes for the Commercial Banking segment increased $1,918,000 primarily due to a decrease in the allocation of the provision for loan losses of $1,675,000. Net income before taxes for Trust and Investment Services increased $344,000 from the first quarter of 2000 due to the expansion of new client relationships, as well as the addition of new investment products. Net income before taxes for the Corporate segment decreased $1,368,000 from the first quarter of 2000 because of a decrease in the funds transfer pricing allocation of $1,452,000. This was due primarily to volatility in interest rates over the past year.


FINANCIAL CONDITION

March 31, 2001 as compared to December 31, 2000:

Total assets decreased $45,448,000, or 2.2% from December 31, 2000. The decreases were $16,798,000 in loans, net of allowance, $7,955,000 in cash and cash equivalents, $14,694,000 in securities, and $6,782,000 in other assets, including premises and equipment, intangible assets and other real estate. Cash surrender value of life insurance policies increased by $781,000.

Total loans at March 31, 2001, net of unearned income, decreased $17,281,000, or 1.3% to $1,270,136,000 from year-end 2000. Real estate loans decreased by $16,210,000 or 2.3% compared with year-end 2000. Lease financing declined by $1,228,000 or 4.9% compared with December 31, 2000. Installment loans declined $8,746,000 or 3.8% from December 31, 2000. Credit card loans declined $3,409,000 or 7.8% from December 31, 2000. Commercial loans increased $12,312,000 or 4.5% from December 31, 2000.

The following schedule presents the components of loans outstanding by type, for each period presented.

(In Thousands)                                          March 31, 2001    December 31, 2000
                                                        --------------    -----------------
Real Estate:
   Commercial and Residential Mortgage                    $  658,399          $  665,491
   Construction                                               39,700              48,818
Commercial Loans                                             284,073             271,761
Lease Financing                                               23,781              25,009
Installment Loans                                            223,793             232,539
Retail Credit Card Plan                                       40,390              43,799
                                                          ----------          ----------
Total Loans Outstanding, Net of Unearned Income            1,270,136           1,287,417
Less: Allowance for Loan Losses                               11,936              12,419
                                                          ----------          ----------
Loans, Net                                                $1,258,200          $1,274,998
                                                          ==========          ==========

Total securities, which include securities held to maturity and securities available for sale, declined $14,694,000 from December 31, 2000. During the quarter, the Company sold $35,052,000 and purchased $21,464,000. The amortized cost and approximate market value of securities are summarized as follows:

                                         March 31, 2001       December 31, 2000
                                       -------------------   -------------------
                                       Amortized   Market    Amortized   Market
  (in thousands)                         Cost      Value       Cost      Value
                                       --------   --------   --------   --------
  SECURITIES AVAILABLE FOR SALE
  -----------------------------
  U.S. Treasury Securities             $  1,990   $  2,019   $     --   $     --

  Obligations of U.S. Government
     Agencies and Corporations           75,616     74,442     95,535     92,544

  Obligations of States and
     Political Subdivisions              84,736     85,795     84,739     85,162

  Mortgage-Backed Securities            377,181    377,350    371,357    365,499

  Corporate Debt Securities              47,881     43,167     47,888     41,211

  Equity Securities                      24,192     23,958     24,192     23,972

                                       --------   --------   --------   --------
  Total Securities Available For Sale   611,596    606,731    623,711    608,388
                                       --------   --------   --------   --------

  SECURITIES HELD TO MATURITY
  ---------------------------
  U.S. Treasury Securities                  995      1,010      3,000      2,996

  Obligations of U.S. Government
     Agencies and Corporations            4,998      5,017     19,927     19,898

  Obligations of States and
     Political Subdivisions              20,692     20,852     21,464     21,524

  Mortgage-Backed Securities              6,570      6,559      1,901      1,885

  Other Securities                          200        200        200        200

                                       --------   --------   --------   --------
  Total Securities Held To Maturity      33,455     33,638     46,492     46,503
                                       --------   --------   --------   --------

                                       --------   --------   --------   --------
  Total Securities                     $645,051   $640,369   $670,203   $654,891
                                       ========   ========   ========   ========


Total deposits increased $13,743,000 or 0.9%. Savings deposits decreased $17,218,000, or 3.0%, demand deposits decreased $1,288,000, or 0.5%, while time deposits increased $32,249,000, or 4.6%. Short-term borrowings decreased by $57,235,000, or 22.1% and other borrowings decreased by $10,039,000, or 7.4%.
Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

ASSET QUALITY

The following table provides an analysis of non-performing assets as of March 31, 2001 and December 31, 2000, 1999, 1998, and 1997:

                                    MARCH 31,       DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
(In Thousands, Except Share Data)      2001             2000             1999             1998             1997
                                   -----------      -----------      -----------      -----------      -----------
Total Assets                       $ 2,066,733      $ 2,112,181      $ 2,090,383      $ 1,916,809      $ 1,789,426

Loans (Net of Unearned Income)       1,270,136        1,287,417        1,261,343        1,057,081          931,266

Allowance for Loan Losses               11,936           12,419           10,386           11,174           11,739
  % of Total Loans                        0.94%            0.96%            0.82%            1.06%            1.26%

Total Non-Performing Loans (1)           5,842            6,751            8,142            8,615            9,973
  % of Total Assets                       0.28%            0.32%            0.39%            0.45%            0.56%
  % of Total Loans                        0.46             0.52             0.65             0.81             1.07

Allowance for Loan Losses to
  Non-Performing Loans                  204.31           183.96           127.56           129.70           117.71

Total Non-Performing Assets              6,043            6,944            8,251            9,170      $    11,650
  % of Total Assets                       0.29%            0.33%            0.39%            0.48%            0.65%

(1) Non-performing loans consist of:
    (a) impaired loans, which includes non-accrual and renegotiated loans, and
    (b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At March 31, 2001, there were $374,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $11,000, which is performing in accordance with the restructured agreement.

For the three months ended March 31, 2001, the Company did not recognized interest income on impaired loans.

ALLOWANCE FOR LOAN LOSSES

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At March 31, 2001, the allowance for loan losses was $11,936,000, down $483,000 compared to $12,419,000 at year-end 2000. Net charge-offs for the three months ended March 31, 2001 were $1,029,000 compared to $772,000 for the prior year period.

The level of the allowance for loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At March 31, 2001, the ratio of the allowance for loan losses to non-performing loans was 204.31% as compared to 183.96% at December 31, 2000. In the opinion of Management, the allowance for loan losses at March 31, 2001 was adequate to absorb probable future losses on existing loans and commitments based upon currently available information.*

LIQUIDITY MANAGEMENT

At March 31, 2001, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $72,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 2001, the Company had $405,156,000 of lines of credit with the Federal Home Loan Bank and correspondent banks under which $212,568,000 was available contingent upon available collateral.

CAPITAL

Total stockholders' equity increased $6,068,000 to $146,578,000 at March 31, 2001 from $140,510,000 at December 31, 2000. The increase during the three-month period was due to net income of $5,865,000, an increase of $6,798,000 (net of tax) in the March 31, 2001 market value of the Company's available for sale securities portfolio from the valuation at December 31, 2000, the exercise of stock options of $106,000, and restricted stock activity of $13,000. Partially offsetting these increases were the quarterly cash dividends declared totaling $3,001,000, and the repurchase of 196,000 shares of the Company's common stock amounting to $3,713,000.

The following table reflects the Company's capital ratios, as of March 31, 2001 and December 31, 2000 in accordance with current regulatory guidelines.


(Dollars in Thousands)                       March 31, 2001      December 31, 2000
                                           ------------------    ------------------
                                            Amount     Ratio      Amount     Ratio
                                           --------    ------    --------    ------
RISK-BASED CAPITAL
------------------
TIER I CAPITAL
  Actual                                   $164,185    10.97%    $164,583    10.87%

  Regulatory Minimum Requirements            59,852     4.00       60,550     4.00

  For Classification as Well Capitalized     89,778     6.00       90,825     6.00


COMBINED TIER I AND TIER II CAPITAL
  Actual                                   $176,121    11.77%    $177,002    11.69%

  Regulatory Minimum Requirements           119,704     8.00      121,099     8.00

  For Classification as Well Capitalized    149,630    10.00      151,374    10.00

LEVERAGE
  Actual                                   $164,185     7.84%    $164,583     7.81%

  Regulatory Minimum Requirements            89,814     4.00       84,269     4.00

  For Classification as Well Capitalized    107,768     5.00      105,336     5.00

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At March 31, 2001, the Company's income simulation model indicates an acceptable level of interest rate risk.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

PART II - OTHER INFORMATION

Item 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          None

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

                                       UNITED NATIONAL BANCORP
                                       -----------------------
                                            (Registrant)




Dated: May 14, 2001                        By: /s/ THOMAS C. GREGOR
                                               ------------------------------
                                               Thomas C. Gregor, Chairman
                                               President and CEO



Dated: May 14, 2001                        By: /s/ A. RICHARD ABRAHAMIAN
                                               ------------------------------
                                               A. Richard Abrahamian
                                               Senior Vice President & Chief
                                               Accounting Officer of UnitedTrust
                                               Bank
                                               (formerly known as United
                                               National Bank)
                                               (Principal Accounting Officer)