Form 10-Q
period 2001-06-30
UNITED NATIONAL BANCORP
filed 2001-08-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                 [X] Yes [ ] No

As of August 1, 2001, there were 15,074,073 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                           PAGE(S)


ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                                  1-8

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-18

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk           19


PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders                 20

ITEM 6    Exhibits and Reports on Form 8-K                                    20


SIGNATURES                                                                    21

Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                  June 30,     December 31,
                                                                    2001          2000
                                                                 ----------    ----------
ASSETS
Cash and Due from Banks                                          $   45,110    $   49,414
Federal Funds Sold                                                    1,200         1,000
Securities Available for Sale, at Market Value                      591,584       608,388
Securities Held to Maturity                                          35,780        46,492

Loans, Net of Unearned Income                                     1,227,787     1,287,417
  Less: Allowance for Loan Losses                                    11,873        12,419
                                                                 ----------    ----------
       Loans, Net                                                 1,215,914     1,274,998

Premises and Equipment, Net                                          26,486        27,596
Other Real Estate, Net                                                  127           165
Intangible Assets, Primarily Core Deposit Premiums                    5,960         6,400
Cash Surrender Value of Life Insurance Policies                      55,318        53,755
Other Assets                                                         44,325        43,973
                                                                 ----------    ----------
     Total Assets                                                $2,021,804    $2,112,181
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                         $  248,539    $  248,750
  Savings                                                           543,425       578,924
  Time                                                              579,199       699,742
                                                                 ----------    ----------
     Total Deposits                                               1,371,163     1,527,416

Short-Term Borrowings                                               247,720       258,507
Other Borrowings                                                    208,168       135,711
Other Liabilities                                                    27,902        30,037
                                                                 ----------    ----------
     Total Liabilities                                            1,854,953     1,951,671


Company-Obligated Mandatorily Redeemable Preferred Series B
Capital Securities of a Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company                               20,000        20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2001 and 2000
  None issued and outstanding                                          --            --
Common Stock, $1.25 Par Value,
  Authorized Shares 25,000,000 in 2001 and 2000
  Issued Shares 16,189,296 in 2001 and 16,154,532 in 2000,
  Outstanding Shares 15,074,073 in 2001 and 15,237,809 in 2000       20,237        20,193
Additional Paid-in Capital                                          129,863       129,342
Retained Earnings                                                    23,722        18,210
Treasury Stock, at Cost - 1,115,223 shares in 2001 and
  916,723 shares in 2000                                            (20,962)      (17,202)
Restricted Stock                                                        (60)          (73)
Accumulated Other Comprehensive Loss                                 (5,949)       (9,960)
                                                                 ----------    ----------

     Total Stockholders' Equity                                     146,851       140,510
                                                                 ----------    ----------
     Total Liabilities and Stockholders' Equity                  $2,021,804    $2,112,181
                                                                 ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.


                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      --------------------   --------------------
                                                        2001         2000      2001        2000
                                                      --------    --------   --------    --------
INTEREST INCOME
Interest and Fees on Loans                            $ 24,584    $ 26,521   $ 51,190    $ 52,381
Interest and Dividends on Securities Available for
Sale:
   Taxable                                               8,854       9,837     18,176      19,971
   Tax-Exempt                                            1,050         983      2,052       1,972
Interest and Dividends on Securities Held to
Maturity:
   Taxable                                                 190         418        519         797
   Tax-Exempt                                              279         307        544         604
Dividends on Trading Account Securities                   --             7       --            18
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                      7          11         52          22
                                                      --------    --------   --------    --------
   Total Interest Income                                34,964      38,084     72,533      75,765
                                                      --------    --------   --------    --------

INTEREST EXPENSE
Interest on Savings Deposits                             2,854       4,272      6,460       7,855
Interest on Time Deposits                                8,633       9,615     19,088      19,108
Interest on Short-Term Borrowings                        2,806       2,999      6,300       5,229
Interest on Other Borrowings                             2,566       3,813      4,678       7,307
                                                      --------    --------   --------    --------
   Total Interest Expense                               16,859      20,699     36,526      39,499
                                                      --------    --------   --------    --------

Net Interest Income                                     18,105      17,385     36,007      36,266
Provision for Loan Losses                                  816       1,200      1,362       2,400
                                                      --------    --------   --------    --------
Net Interest Income After Provision for Loan Losses     17,289      16,185     34,645      33,866
                                                      --------    --------   --------    --------

NON-INTEREST INCOME
Trust Income                                             1,884       1,635      3,769       3,270
Service Charges on Deposit Accounts                        930       1,070      1,849       2,061
Other Service Charges, Commissions and Fees              1,362       1,711      3,005       3,286
Net Gains from Securities Transactions                    --           509        175       1,438
Income on Corporate Owned Life Insurance                   782         666      1,563       1,228
Other Income                                             1,226         377      1,683       1,062
                                                      --------    --------   --------    --------
   Total Non-Interest Income                             6,184       5,968     12,044      12,345
                                                      --------    --------   --------    --------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                    6,195       4,860     12,530      11,608
Occupancy Expense, Net                                   1,428       1,304      2,970       2,680
Furniture and Equipment Expense                            978       1,193      2,082       2,322
Data Processing Expense                                  1,647       1,839      3,513       3,634
Distributions of Series B Capital Securities               501         501      1,001       1,001
Amortization of Intangible Assets                          361         333        718         663
Net (Income) Cost to Operate Other Real Estate             (69)         34        (51)        101
Non-Recurring Charges                                      792          --        792          --
Other Expenses                                           3,544       3,823      7,047       7,762
                                                      --------    --------   --------    --------
   Total Non-Interest Expense                           15,377      13,887     30,602      29,771
                                                      --------    --------   --------    --------
Income Before Provision for Income Taxes                 8,096       8,266     16,087      16,440
Provision for Income Taxes                               2,180       2,212      4,306       4,484
                                                      --------    --------   --------    --------
NET INCOME                                            $  5,916    $  6,054   $ 11,781    $ 11,956
                                                      ========    ========   ========    ========

NET INCOME PER COMMON SHARE:
   Basic                                              $   0.39    $   0.39   $   0.78    $   0.77
                                                      ========    ========   ========    ========
   Diluted                                            $   0.39    $   0.39   $   0.78    $   0.77
                                                      ========    ========   ========    ========

Weighted Average Shares Outstanding:
   Basic                                                15,063      15,390     15,093      15,493
   Diluted                                              15,174      15,531     15,201      15,628


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                               Accumulated
                                             Additional                                           Other        Total
                                  Common      Paid-In    Retained      Treasury    Restricted Comprehensive Stockholders'
                                  Stock       Capital    Earnings       Stock        Stock         Loss       Equity
                                ----------   ---------   ---------    ---------    ---------    ---------    ---------

Balance-December 31, 2000        $  20,193   $ 129,342   $  18,210    $ (17,202)   $     (73)   $  (9,960)   $ 140,510

Net Income                            --          --        11,781         --           --           --         11,781

Cash Dividends Declared
   ($0.20 Per Share)                  --          --        (6,006)        --           --           --         (6,006)

Exercise of Stock Options
   (34,764 Shares)                      44         521        (263)        --           --           --            302

Change in Unrealized Loss on
  Securities Available for
  Sale, Net of Tax                    --          --          --           --           --          4,011        4,011

Purchase of Treasury Stock
   (198,500 shares)                   --          --          --         (3,760)        --           --         (3,760)

Restricted Stock Activity, Net        --          --          --           --             13         --             13
                                 ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance-June 30, 2001            $  20,237   $ 129,863   $  23,722    $ (20,962)   $     (60)   $  (5,949)   $ 146,851
                                 =========   =========   =========    =========    =========    =========    =========

See Accompanying Notes to Consolidated Financial Statements.


                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                              ----------------------
                                                                 2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES
Net Income                                                    $  11,781    $  11,956
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                   2,396        2,210
  Accretion of Securities Premiums, Net                            (100)        (338)
  Provision for Loan Losses                                       1,362        2,400
  Provision for Deferred Income Taxes                               562           45
  Loss on Disposition of Premises and Equipment                       3           65
  Net Gains from Securities Transactions                           (175)      (1,517)
  Net Gain on the Sale of Loans Held for Sale                      (200)        (287)
  Net Gain on the Sale of Secured Credit Card Business             (542)          --
  Trading Account Securities Activity, Net                           --           79
  Increase in Life Insurance                                     (1,563)      (1,228)
  Increase in Other Assets                                       (2,788)      (9,796)
  Decrease in Other Liabilities                                  (2,697)      (4,506)
  Restricted Stock Activity, Net                                     13           24
                                                              ---------    ---------
  Net Cash Provided by (Used in) Operating Activities             8,052         (893)
                                                              ---------    ---------

INVESTING ACTIVITIES
Securities Available for Sale:
  Proceeds from Sales of Securities                              20,000      113,826
  Proceeds from Maturities of Securities                         23,384       14,207
  Purchases of Securities                                       (20,237)     (90,534)
Securities Held to Maturity:
  Proceeds from Sale of Securities                               15,052         --
  Proceeds from Maturities of Securities                          7,988        6,786
  Purchases of Securities                                       (12,227)     (17,157)
Purchase of Corporate-Owned Life Insurance                         --        (15,000)
Net Decrease (Increase) in Loans                                  9,259      (73,008)
Increase in Loans Held for Sale                                    --        (19,353)
Proceeds from Sale of Loans Held for Sale                        26,236       24,094
Proceeds from the Sale of Secured Credit Card Business, net       1,798         --
Expenditures for Premises and Equipment                            (635)        (920)
Proceeds from Sale of Premises and Equipment                       --            223
Disposition of Premises and Equipment                                64         --
Decrease (Increase) in Other Real Estate, Net                        38         (152)
                                                              ---------    ---------
  Net Cash Provided by (Used in) Investing Activities            70,720      (56,988)
                                                              ---------    ---------

FINANCING ACTIVITIES
Net (Decrease) Increase in Demand and Savings Deposits          (14,539)      48,166
Net Decrease in Time Deposits                                  (120,543)     (29,523)
Net (Decrease) Increase in Short-Term Borrowings                (10,787)      53,454
Net Increase (Decrease) in Other Borrowed Funds                  72,457       (7,048)
Cash Dividends on Common Stock                                   (6,006)      (6,165)
Proceeds from Exercise of Stock Options                             302          193
Treasury Stock Acquired, at Cost                                 (3,760)      (6,551)
                                                              ---------    ---------
  Net Cash (Used in) Provided by Financing Activities           (82,876)      52,526
                                                              ---------    ---------
Net Decrease in Cash and Cash Equivalents                        (4,104)      (5,355)
Cash and Cash Equivalents at Beginning of Period                 50,414       53,490
                                                              ---------    ---------
Cash and Cash Equivalents at End of Period                    $  46,310    $  48,135
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
  Interest                                                    $  38,788    $  39,051
  Income Taxes                                                    3,663       10,053

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


(2)      Comprehensive Income

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):

                                       Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                       ------------------    ------------------
                                        2001        2000      2001       2000
                                       ------      ------    -------    -------

Net Income                             $5,916      $6,054    $11,781    $11,956
Change In Unrealized Loss on
   Securities Available for Sale,
   Net of Taxes                        (2,787)     (2,130)     4,011     (4,021)
                                       ------      ------    -------    -------
Comprehensive Income                   $3,129      $3,924    $15,792    $ 7,935
                                       ======      ======    =======    =======

(3)      Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 108,000 and 135,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. Potential shares of common stock resulting from stock option agreements totaled 111,000 and 141,000 for the three months ended June 30, 2001 and June 30, 2000, respectively.

(4)      Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill and does not anticipate that Statement 142 will significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

(5)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in Corporate. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.


Results of Operations for
The Three Months Ended June 30, 2001             Retail    Commercial    Investments      Trust     Corporate   Consolidated
                                             ----------    ----------    -----------    --------    ---------   ----------
Interest Income                             $    12,833    $   11,782    $    11,094    $   --      $    --     $   35,709
Interest Expense                                 11,195          --            5,664        --           --         16,859
Funds Transfer Pricing Allocation                 9,223        (7,128)        (3,379)       --          1,284         --
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income                           10,861         4,654          2,051        --          1,284       18,850
Provision for Loan Losses                          (791)        1,607           --          --           --            816
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income
       After Provision for Loan Losses           11,652         3,047          2,051        --          1,284       18,034
Non-Interest Income                               2,840           225            952       2,123           44        6,184
Non-Interest Expense                             10,990         1,694            579       1,322          792       15,377
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Income Before Taxes                  $     3,502    $    1,578    $     2,424    $    801    $     536   $    8,841
                                            -----------    ----------    -----------    --------    ---------   ----------

Average Balances:
Gross Funds Provided                        $ 1,419,916    $     --      $   435,104    $   --      $ 187,903   $2,042,923
Funds Used: Interest-Earning Assets             675,559       565,924        646,261        --           --      1,887,744
   Non-Interest-Earning Assets                   11,464         3,065         54,932        --         85,718      155,179
                                            -----------    ----------    -----------    --------    ---------   ----------
Net Funds Provided (Used)                   $   732,893    $ (568,989)   $  (266,089)   $   --      $ 102,185   $     --
                                            -----------    ----------    -----------    --------    ---------   ----------

Results of Operations for
The Three Months Ended June 30, 2000             Retail    Commercial    Investments      Trust     Corporate   Consolidated
                                             ----------    ----------    -----------    --------    ---------   ----------
Interest Income                             $    14,200    $   12,366    $    12,249    $   --      $    --     $   38,815
Interest Expense                                 14,081          --            6,618        --           --         20,699
Funds Transfer Pricing Allocation                12,613        (8,405)        (5,135)       --            927         --
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income                           12,732         3,961            496        --            927       18,116
Provision for Loan Losses                           477           723           --          --           --          1,200
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income
       After Provision for Loan Losses           12,255         3,238            496        --            927       16,916
Non-Interest Income                               2,598           168          1,218       1,852          132        5,968
Non-Interest Expense                             10,772         1,171            574       1,229          141       13,887
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Income Before Taxes                  $     4,081    $    2,235    $     1,140    $    623    $     918   $    8,997
                                            -----------    ----------    -----------    --------    ---------   ----------

Average Balances:
Gross Funds Provided                        $ 1,545,276    $   16,411    $   384,252    $   --      $ 182,246   $2,128,185
Funds Used: Interest-Earning Assets             729,024       560,459        704,199        --           --      1,993,682
   Non-Interest-Earning Assets                   14,892         7,142         51,149        --         61,320      134,503
                                            -----------    ----------    -----------    --------    ---------   ----------
Net Funds Provided (Used)                   $   801,360    $ (551,190)   $  (371,096)   $   --      $ 120,926   $     --
                                            -----------    ----------    -----------    --------    ---------   ----------

Results of Operations for
The Six Months Ended June 30, 2001               Retail    Commercial    Investments      Trust     Corporate   Consolidated
                                             ----------    ----------    -----------    --------    ---------   ----------
Interest Income                             $    27,107    $   24,144    $    22,741    $   --      $    --     $   73,992
Interest Expense                                 24,788          --           11,738        --           --         36,526
Funds Transfer Pricing Allocation                20,799       (15,359)        (7,041)       --          1,601         --
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income                           23,118         8,785          3,962        --          1,601       37,466
Provision for Loan Losses                           445           917           --          --           --          1,362
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income
       After Provision for Loan Losses           22,673         7,868          3,962        --          1,601       36,104
Non-Interest Income                               5,400           313          2,103       4,155           73       12,044
Non-Interest Expense                             22,587         3,519          1,157       2,547          792       30,602
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Income Before Taxes                  $     5,486    $    4,662    $     4,908    $  1,608    $     882   $   17,546
                                            -----------    ----------    -----------    --------    ---------   ----------

Average Balances:
Gross Funds Provided                        $ 1,462,799    $     --      $   422,041    $   --      $ 185,345   $2,070,185
Funds Used: Interest-Earning Assets             694,173       563,484        659,432        --           --      1,917,089
   Non-Interest-Earning Assets                   11,985         2,351         54,528        --         84,232      153,096
                                            -----------    ----------    -----------    --------    ---------   ----------
Net Funds Provided (Used)                   $   756,641    $ (565,835)   $  (291,919)   $   --      $ 101,113   $     --
                                            -----------    ----------    -----------    --------    ---------   ----------


Results of Operations for
The Six Months Ended June 30, 2000               Retail    Commercial    Investments      Trust     Corporate   Consolidated
                                             ----------    ----------    -----------    --------    ---------   ----------
Interest Income                             $    28,912    $   23,541    $   24,745     $   --      $    --     $   77,198
Interest Expense                                 27,352          --          12,147         --           --         39,499
Funds Transfer Pricing Allocation                23,904       (15,859)      (10,738)          (3)       2,696         --
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income                           25,464         7,682         1,860           (3)       2,696       37,699
Provision for Loan Losses                           692         1,708          --           --           --          2,400
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Interest Income
       After Provision for Loan Losses           24,772         5,974         1,860           (3)       2,696       35,299
Non-Interest Income                               5,268           384         2,837        3,633          223       12,345
Non-Interest Expense                             22,908         2,957         1,152        2,467          287       29,771
                                            -----------    ----------    -----------    --------    ---------   ----------
   Net Income Before Taxes                  $     7,132    $    3,401    $    3,545     $  1,163    $   2,632   $   17,873
                                            -----------    ----------    -----------    --------    ---------   ----------

Average Balances:
Gross Funds Provided                        $ 1,551,238    $   15,627    $  374,820     $    176    $ 208,602   $2,150,463
Funds Used: Interest-Earning Assets             730,200       616,429       668,263         --           --      2,014,892
   Non-Interest-Earning Assets                   14,650        14,554        58,248         --         48,119      135,571
                                            -----------    ----------    -----------    --------    ---------   ----------
Net Funds Provided (Used)                   $   806,388    $ (615,356)   $ (351,691)    $    176    $ 160,483   $     --
                                            -----------    ----------    -----------    --------    ---------   ----------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at June 30, 2001 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three- and six-month period ended June 30, 2001 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and June 30, 2000:

OVERVIEW

The Company realized net income of $5,916,000 for the three months ended June 30, 2001, as compared to $6,054,000 reported for the same period in 2000. Net income per diluted share was $0.39 for the three months ended June 30, 2001 compared to $0.39 per diluted share for the prior year period. During the second quarter of 2001, a non-recurring, after-tax charge of $468,000, or $0.03 per diluted share, was recognized in connection with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust Bank. Net income before non-recurring charges for the second quarter of 2001 was $6,384,000 or $0.42 per diluted share, compared with net income of $6,054,000 or $0.39 per diluted share in 2000.

During the second quarter of 2001, the Company sold credit card receivables of $22 million, consisting principally of its secured credit card business, and related deposits of $21 million. This transaction resulted in a pretax gain of $542,000, which was recorded in other income. Prior to this sale, an additional loan loss provision of $240,000 was recognized during the second quarter of 2001 to cover estimated charge-offs on the loans sold. As charge-offs in this portfolio have steadily increased over the year, it was decided to exit this business and redirect the Company's lending efforts to other business lines. The impact of this sale on second quarter earnings per share was $0.01.

In addition, other income includes a $200,000 gain on the sale of $26 million of residential mortgage loans. Mortgage loan sales are entered into periodically by the Company as part of its Asset/Liability Management strategy. The last such sale was completed during the third quarter of 2000 and amounted to $28 million.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended June 30, 2001 was $34,964,000 compared to $38,084,000 for the same period of 2000. This 8.2% decrease was attributable to a lower level of average interest-earning assets coupled with a decline in the yield earned on such interest earning assets. For the three months ended June
30, 2001, average interest earning assets were down $105,938,000 or 5.3%, compared with the same period in 2000. For the three months ended June 30, 2001, the average yield on earning assets declined 25 basis points to 7.58% from 7.83% for the same period last year, reflecting the current lower interest rate environment.

Interest Expense

Interest expense for the quarter ended June 30, 2001 was $16,859,000, a decrease of $3,840,000 or 18.6% from $20,699,000 reported in the same period last year. The average cost of interest bearing liabilities decreased 60 basis points to 4.26% for the current quarter of 2001 from 4.86% for the same period last year, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities decreased by $119,556,000 for the current quarter of 2001 compared to the same period in 2000, while non-interest bearing deposits increased by $4,835,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended June 30, 2001 compared to the prior year period was an increase of $720,000 in net interest income. For the three months ended June 30, 2000, the net interest margin and net interest spread, on a fully taxable equivalent basis, increased 36 basis points and 35 basis points, respectively, from the same period last year. The increase in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. This was partially offset by the Company's stock repurchase program and investment in cash surrender value of life insurance policies, both of which reduce the net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $782,000 of income in the current quarter of 2001 as compared to $666,000 in 2000.

Provision for Loan Losses

For the three months ended June 30, 2001, the provision for loan losses was $816,000 compared to $1,200,000 for the same period last year. The decrease in the provision reflects the decrease in loan portfolio outstandings coupled with a decline in non-performing loans and improvements in overall credit quality. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the three months ended June 30, 2001, compared to the same period of 2000, total non-interest income increased $216,000 or 3.6%, to $6,184,000 compared to $5,968,000. The rise in non-interest income was due to growth in trust income of $249,000, income on corporate-owned life insurance of $116,000 and other income of $849,000. The increase in other income was largely due to a $542,000 gain on sale of $22,000,000 of credit card receivables and a $200,000 gain on the sale of $26,000,000 of residential mortgage loans. These increases were partially offset by decreases of $509,000 in net security gains, $349,000 in other service charges, commissions and fees and $140,000 in service charges on deposit accounts. This decrease in service charges on deposit accounts in 2001 has resulted from the Company's continued drive to build on its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the three months ended June 30, 2001, non-interest expense increased 10.7% or $1,490,000 to $15,377,000 compared to $13,887,000 for the same period last year. Excluding the non-recurring charge, non-interest expense grew 5.0% or $698,000 from the second quarter of 2000. This resulted from a $1,335,000 increase in salaries, wages and employee benefits. The relative increase in benefits was primarily due to certain reductions made to employee benefits in the second quarter of last year. Partly offsetting the rise in salaries, wages and employee benefits were declines in furniture and equipment expense of $215,000, data processing expense of $192,000 and other expenses of $279,000. The previously mentioned credit card sale contributed to these reductions in expenses.

Income Taxes

The provision for income taxes decreased by $32,000 to $2,180,000 for the three months ended June 30, 2001 as compared to $2,212,000 for the same period in 2000 due primarily to the decrease in pre-tax income.

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

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:

                                      Retail    Commercial     Investments   Trust    Corporate    Consolidated
Three Months Ended June 30, 2001      39.5%        17.9%          27.4%       9.1%       6.1 %        100.0%
Three Months Ended June 30, 2000      45.4%        24.8%          12.7%       6.9%      10.2%         100.0%

Income before taxes for the Retail Banking segment fell $579,000 from the second quarter of 2000 due to a $1,871,000 decline in net interest income, partially offset by a $1,268,000 reduction in the loan loss provision allocation. The reduction in net interest income was primarily related to an 8.1% decline in average deposits and narrowed spreads on such deposits. Commercial Banking pretax income declined $657,000 due to an $884,000 increase in the loan loss provision allocation and a $523,000 growth in non-interest expense. A $693,000 increase in net interest income partly offset these adverse developments. The growth in net interest income was largely due to widening loan spreads. Pretax income for the Investments segment increased $1,284,000 due to higher net interest income resulting from higher spreads on the securities portfolio and on borrowed funds. This was partly offset by a decline in non-interest income related to lower investment securities gains. Income before taxes for the Trust segment increased $178,000 due to a 14.6% growth in revenue, partly offset by a 7.6% increase in expenses. Income before taxes for the Corporate segment fell $382,000 from the second quarter of 2000 due to the recognition of $792,000 of expenses related to the change in the Bank's charter and its name change. This was offset in part by a $357,000 increase in mismatch profits for the current quarter resulting from declining interest rates.

Six Months Ended June 30, 2001 and June 30, 2000:

OVERVIEW

The Company realized net income of $11,781,000 for the six months ended June 30, 2001, as compared to $11,956,000 reported for the same period in 2000. Net income per diluted share was $0.78 for the six months ended June 30, 2001 compared to $0.77 per diluted share for the prior year period. For the six months ended June 30, 2001, net income before the after-tax non-recurring charge of $468,000 was $12,249,000 or $0.81 per diluted share, compared with net income of $6,054,000 or $0.77 per diluted share in 2000.

EARNINGS ANALYSIS

Interest Income

Interest income for the six months ended June 30, 2001 was $72,533,000 compared to $75,765,000 for the same period of 2000. This 4.3% decrease was attributable to a lower level of average interest-earning assets coupled with a decline in the yield earned on interest earning assets. For the six months ended June 30, 2001, average interest earning assets were down $65,988,000 or 3.3%, compared with the same period in 2000. For the six months ended June 30, 2001, the average yield on earning assets decreased 7 basis points to 7.74% from 7.81% for the same period last year, reflecting the current lower rate environment.

Interest Expense

Interest expense for the six months ended June 30, 2001 was $36,526,000, a decrease of $2,973,000 or 7.5% from $39,499,000 reported in the same period last year. The average cost of interest bearing liabilities decreased 14 basis points to 4.54% for the six months ended June 30, 2001 from 4.68% for the same period last year, primarily as a result of decreases in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities decreased by $74,568,000 for the six months ended June 30, 2001 compared to the same period in 2000, while non-interest bearing deposits increased by $5,171,000.

Net Interest Income

The net effect of the changes in interest income and interest expense for the six months ended June 30, 2001 compared to the prior year period was a decrease of $259,000 in net interest income. For the six months ended June 30, 2001, the net interest margin and net interest spread, on a fully taxable equivalent basis, increased 11 basis points and 7 basis points, respectively, from the same period last year. The increase in the net interest margin and spread were the result of interest bearing liabilities repricing faster than interest earning assets. Additionally, the Company's stock repurchase program and investment in cash surrender value of life insurance policies have had an impact on net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $1,563,000 of income for the six months ended June 30, 2001 as compared to $1,228,000 in 2000.

Provision for Loan Losses

For the six months ended June 30, 2001, the provision for loan losses was $1,362,000 compared to $2,400,000 for the same period last year. The decrease in the provision reflects the decrease in loan portfolio outstandings coupled with a decline in non-performing loans and improvements in overall credit quality. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the six months ended June 30, 2001, total non-interest income decreased $301,000 or 2.4%, to $12,044,000 compared to $12,345,000 recorded in the same period of 2000. Contributing to the overall decline were decreases of $1,263,000 in net security gains, $212,000 in deposit service charges, and $281,000 in other service charges, commissions and fees. These declines were partly offset by increases of $499,000 in trust income, $335,000 in income on corporate owned life insurance and $621,000 in other income. Other income in the first half of 2001 included a $542,000 gain on the sale of credit card receivables and a $200,000 gain on the sale of residential mortgage loans. For the first half of 2000, other income included a $287,000 gain on the sale of residential mortgage loans. The decrease in service charges on deposit accounts in 2001 has resulted from the Company's continued drive to build on its relationship banking with customers by increasing the efforts on offering its Combined Banking services, which has resulted in fewer occurrences of service charges assessed.

Non-Interest Expense

For the six months ended June 30, 2001, non-interest expense increased 2.8% or $831,000 from the same period last year. Substantially all of this increase was attributable to a non-recurring charge resulting from the change in the Bank's charter and its name change. Excluding the non-recurring charge, non-interest expense increased 0.1% or $39,000 from the first half of 2000. During the first half of 2001, a 7.9% or $922,000 increase in salaries, wages and employee benefits was offset by declines of $240,000 in furniture and equipment expense and $715,000 in other expenses.

Income Taxes

The provision for income taxes decreased by $178,000 to $4,306,000 for the six months ended June 30, 2001 as compared to $4,484,000 for the same period in 2000 due primarily to the decrease in pre-tax income.

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

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:

                                      Retail    Commercial     Investments   Trust    Corporate    Consolidated
Six Months Ended June 30, 2001        31.2%        26.6%          28.0%       9.2%       5.0%         100.0%
Six Months Ended June 30, 2000        39.9%        19.1%          19.8%       6.5%      14.7%         100.0%

Income before taxes for the Retail Banking segment declined $1,646,000 from the first half of 2000 due to a $2,346,000 decline in net interest income, partially offset by a $247,000 reduction in the loan loss provision allocation and a $321,000 decrease in non-interest expense. The reduction in net interest income was primarily related to a 5.7% decline in average deposits and narrowed spreads on such deposits. Commercial Banking pretax income grew $1,261,000 principally due to a $1,103,000 increase in net interest income resulting from wider loan spreads. A $791,000 reduction in the loan loss provision allocation to Commercial Banking was largely offset by a $562,000 increase in this segment's non-interest expense. Pretax income for the Investments segment increased $1,363,000 due to a $2,102,000 rise in net interest income resulting from higher spreads on the securities portfolio and on borrowed funds. This was partly offset by a $734,000 decline in non-interest income related to lower investment securities gains. Income before taxes for the Trust segment increased $445,000 due to a 14.4% growth in revenue, partly offset by a 3.2% increase in expenses. Income before taxes for the Corporate segment fell $1,750,000 from the first half of 2000 due to a $1,095,000 decline in mismatch profits and the recognition of $792,000 of expenses related to the change in the Bank's charter and its name change.

FINANCIAL CONDITION

June 30, 2001 as compared to December 31, 2000:

Total assets decreased $90,377,000, or 4.3% from December 31, 2000. The decreases were $59,084,000 in loans, net of allowance, $4,104,000 in cash and cash equivalents, $27,516,000 in securities, and $1,236,000 in other assets, including premises and equipment, intangible assets and other real estate. Cash surrender value of life insurance policies increased by $1,563,000.

Total loans at June 30, 2001, net of unearned income, decreased $59,630,000, or 4.6% to $1,227,787,000 from year-end 2000. Real estate loans decreased by $45,683,000 or 6.4% compared with year-end 2000 primarily due to the residential mortgage loan sales. Lease financing declined by $1,014,000 or 4.0% compared with December 31, 2000. Installment loans declined $5,013,000 or 2.2% from December 31, 2000. Credit card loans declined $27,648,000 or 63.1% from December 31, 2000, due to the sale of the secured credit card business. Commercial loans increased $19,728,000 or 7.3% from December 31, 2000.


The following schedule presents the components of loans outstanding by type, for each period presented.

(In Thousands)                                  June 30, 2001  December 31, 2000
Real Estate:
     Commercial and Residential                   $  626,917    $  665,491
     Construction                                     41,709        48,818
Commercial Loans                                     291,489       271,761
Lease Financing                                       23,995        25,009
Installment Loans                                    227,526       232,539
Retail Credit Card Plan                               16,151        43,799
                                                  ----------    ----------
Total Loans Outstanding, Net of Unearned Income    1,227,787     1,287,417
Less: Allowance for Loan Losses                       11,873        12,419
                                                  ----------    ----------
Loans, Net                                         1,215,914    $1,274,998
                                                  ==========    ==========

Within the securities portfolio, the majority of the decrease was due to the sale and maturities of debt securities. The amortized cost and approximate market value of securities are summarized as follows:

                                         June 30, 2001       December 31, 2000
                                      -------------------   -------------------
                                      Amortized   Market    Amortized   Market
Securities Available for Sale           Costs      Value      Costs      Value
-----------------------------         --------   --------   --------   --------
(in thousands)

U.S. Treasury Securities              $  1,991   $  2,013   $   --     $   --

Obligations of U.S. Government
     Agencies and Corporations          75,624     73,749     95,535     92,544

Obligations of States and
     Political Subdivisions             90,999     91,992     84,739     85,162

Mortgage-Backed Securities             359,956    355,632    371,357    365,499

Corporate Debt Securities               47,874     43,827     47,888     41,211

Equity Securities                       24,293     24,371     24,192     23,972
                                      --------   --------   --------   --------
Total Securities Available for Sale    600,737    591,584    623,711    608,388
                                      --------   --------   --------   --------

Securities Held to Maturity
---------------------------
U.S. Treasury Securities                   996      1,006      3,000      2,996

Obligations of U.S. Government
     Agencies and Corporations           4,998      4,998     19,927     19,898

Obligations of States and
     Political Subdivisions             24,442     24,615     21,464     21,524

Mortgage-Backed Securities               5,119      5,098      1,901      1,885

Other Securities                           225        225        200        200
                                      --------   --------   --------   --------
Total Securities Held to Maturity       35,780     35,942     46,492     46,503
                                      --------   --------   --------   --------
Total Securities                      $636,517   $627,526   $670,203   $654,891
                                      ========   ========   ========   ========

Total deposits decreased $156,253,000 or 10.2%. Savings deposits decreased $35,499,000, or 6.1%; demand deposits decreased $211,000, or 0.1%. Time deposits decreased $120,543,000, or 17.2%. The decrease in time deposits was a result of the Bank's ability to reduce wholesale Certificates of Deposits and replace them with lower cost other borrowings. Short-term borrowings decreased by $10,787,000, or 4.2% and other borrowings increased by $72,457,000, or 53.4%. In an effort to help minimize interest rate risk, the Company continues to look for opportunities to extend the maturities of both its deposits and borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

The following table provides an analysis of non-performing assets as of June 30, 2001 and December 31, 2000, 1999, 1998, and 1997:


                                       June 30,      December 31,     December 31,   December 31,    December 31,
(Dollars in Thousands)                   2001            2000             1999           1998            1997
                                     --------------  --------------   -------------  --------------  --------------
Total Assets                            $2,021,804      $2,112,181      $2,090,383      $1,916,809      $1,789,426

Total Loans (Net of Unearned Income)    $1,227,787      $1,287,417      $1,261,343      $1,057,081        $931,266

Allowance for Loan Losses                  $11,873         $12,419         $10,386         $11,174         $11,739
   % of Total Loans                           0.96 %          0.96  %         0.82 %          1.06 %          1.26  %

Total Non-Performing Loans (1)              $4,322          $6,751          $8,142          $8,615          $9,973
   % of Total Assets                          0.21 %          0.32  %         0.39 %          0.45 %          0.56  %
   % of Total Loans                           0.35 %          0.52  %         0.65 %          0.81 %          1.07  %

Allowance for Loan Losses
  to Non-Performing Loans                   274.71 %        183.96  %       127.56 %        129.70 %        117.71  %

Total of Non-Performing Assets              $4,463           6,944          $8,251          $9,170         $11,650
   % of Total Assets                          0.22 %          0.33  %         0.39 %          0.48 %          0.65  %

(1)      Non-performing loans consist of:
 a)      impaired loans, which includes non-accrual and renegotiated loans, and
 b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At June 30, 2001, there were $232,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $7,000, which is performing in accordance with the restructure agreement.

For the six months ended June 30, 2001, the Company did not recognize any interest income on impaired loans.

Allowance for Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At June 30, 2001, the allowance for loan losses was $11,873,000, down $546,000 compared to $12,419,000 at year-end 2000. Net charge-offs for the six months ended June 30, 2001 were $1,908,000 compared to $1,475,000 for the prior year period.

The level of the allowance for loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 274.71% as compared to 183.96% at December 31, 2000, while the allowance for loan losses to total loans was 0.96% at June 30, 2001 as compared to 0.93% at June 30, 2000. In the opinion of Management, the allowance for loan losses at June 30, 2001 was adequate to absorb probable future losses on existing loans and commitments based upon currently available information.*

Liquidity Management

At June 30, 2001, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $92,000,000 throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 2001, the Company had $348,938,000 of lines of credit with the Federal Home Loan Bank and correspondent banks under which $56,317,000 was readily available. Additionally, at June 30, 2001, the Company had $610,000,000 of repurchase lines with investment brokers and FHLB, of which $461,000,000 was available contingent upon available collateral.

Capital

Total stockholders' equity increased $6,341,000 to $146,851,000 at June 30, 2001 from $140,510,000 at December 31, 2000. The increase during the six-month period was due to net income of $11,781,000, an increase of $4,011,000 (net of tax) in the June 30, 2001 market value of the Company's available for sale securities portfolio from the valuation at December 31, 2000, the exercise of stock options of $302,000, and restricted stock activity of $13,000. Partially offsetting these increases were the quarterly cash dividends declared totaling $6,006,000, and the repurchase of 198,500 shares of the Company's common stock amounting to $3,760,000.

The following table reflects the Company's capital ratios, as of June 30, 2001 and December 31, 2000 in accordance with current regulatory guidelines.

(Dollars in Thousands)                       June 30, 2001     December 31, 2000
                                           -----------------   -----------------
                                            Amount     Ratio   Amount      Ratio
                                           --------   ------   --------   ------
Risk-Based Capital
Tier I Capital
  Actual                                   $167,550    11.08%  $164,583   10.87%

  Regulatory Minimum Requirements            60,511     4.00     60,550    4.00

  For Classification as Well Capitalized     90,766     6.00     90,825    6.00


Combined Tier I and Tier II Capital
  Actual                                   $179,423     11.86% $177,002   11.69%

  Regulatory Minimum Requirements           121,021     8.00    121,099    8.00

  For Classification as Well Capitalized    151,277    10.00    151,374   10.00

Leverage
  Actual                                   $167,550     8.20%  $164,583    7.81%

  Regulatory Minimum Requirements            81,710     4.00     84,269    4.00

  For Classification as Well Capitalized    102,138     5.00    105,336    5.00

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At June 30, 2001, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On or about March 27, 2001, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on April 17, 2001, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

1. Election of the four (4) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified. The vote tabulation with respect to each nominee for director is as follows:


                            Term         Affirmative     Authority to
           Director      Expiration        Votes         Vote Withheld
                         ----------     -----------      -------------
George W. Blank             2004        10,630,996         435,238
                         ----------     -----------      -------------
John R. Kopicki             2004        10,769,233         297,001
                         ----------     -----------      -------------
John W. McGowan, III        2004        10,770,660         295,574
                         ----------     -----------      -------------
Paul K. Ross                2004        10,702,420         363,814
                         ----------     -----------      -------------

         The following directors' terms of office continued after the meeting:

                                    C. Douglas Cherry
                                    Thomas C. Gregor
                                    William T. Kelleher, Jr.
                                    Antonia S. Marotta
                                    Patricia A. McKiernan
                                    Charles N. Pond, Jr.
                                    Arlyn D. Rus
                                    David R. Walker
                                    Ronald E. West
                                    George J. Wickard

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        UNITED NATIONAL BANCORP
                                        (Registrant)





Dated: August 14, 2001                    By:  /s/ THOMAS C. GREGOR
                                          --------------------------------------
                                          Thomas C. Gregor, Chairman
                                          President and CEO






Dated: August 14, 2001                    By:  /s/ ALFRED J. SOLES
                                          --------------------------------------
                                          Alfred J. Soles
                                          Vice President & Treasurer
                                          (Principal Financial Officer)