Form 10-Q
period 2001-09-30
UNITED NATIONAL BANCORP
filed 2001-11-14
CIK 831959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                       Commission File Number: 000-16931
                                               ----------

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

                                 [X] Yes [ ] No

As of November 1, 2001, there were 14,928,541 shares of common stock, $1.25 par value, outstanding.

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

Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                       September 30,   December 31,
                                                                           2001           2000
                                                                       -------------   ------------
ASSETS
Cash and Due from Banks                                                  $    39,779    $    49,414
Federal Funds Sold                                                               800          1,000
Securities Available for Sale, at Market Value                               585,087        608,388
Securities Held to Maturity                                                   34,159         46,492

Loans, Net of Unearned Income                                              1,173,332      1,287,417
  Less: Allowance for Loan Losses                                             12,325         12,419
                                                                         -----------    -----------
       Loans, Net                                                          1,161,007      1,274,998

Premises and Equipment, Net                                                   26,408         27,596
Other Real Estate, Net                                                           127            165
Intangible Assets, Primarily Core Deposit Premiums                             5,590          6,400
Cash Surrender Value of Life Insurance Policies                               56,099         53,755
Other Assets                                                                  34,568         43,973
                                                                         -----------    -----------
     Total Assets                                                        $ 1,943,624    $ 2,112,181
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                 $   251,073    $   248,750
  Savings                                                                    545,354        578,924
  Time                                                                       638,300        699,742
                                                                         -----------    -----------
     Total Deposits                                                        1,434,727      1,527,416

Short-Term Borrowings                                                         90,493        258,507
Other Borrowings                                                             210,834        135,711
Other Liabilities                                                             27,039         30,037
                                                                         -----------    -----------
     Total Liabilities                                                     1,763,093      1,951,671

Company-Obligated Mandatorily Redeemable Preferred Series B
Capital Securities of a Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company                                        20,000         20,000

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2001 and 2000
  None issued and outstanding                                                   --             --
Common Stock, $1.25 Par Value,
  Authorized Shares 25,000,000 in 2001 and 2000
  Issued Shares 16,190,764 in 2001 and 16,154,532 in 2000,
  Outstanding Shares 15,029,541 in 2001 and 15,237,809 in 2000                20,238         20,193
Additional Paid-in Capital                                                   129,889        129,342
Retained Earnings                                                             27,405         18,210
Treasury Stock, at Cost - 1,161,223 shares in 2001 and
  916,723 shares in 2000                                                     (21,997)       (17,202)
Restricted Stock                                                                 (60)           (73)
Accumulated Other Comprehensive Income (Loss)                                  5,056         (9,960)
                                                                         -----------    -----------
     Total Stockholders' Equity                                              160,531        140,510
                                                                         -----------    -----------
     Total Liabilities and Stockholders' Equity                          $ 1,943,624    $ 2,112,181
                                                                         ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                             ------------------   --------------------
                                                               2001       2000       2001        2000
                                                             -------    -------   --------    --------
INTEREST INCOME
Interest and Fees on Loans                                   $23,668    $28,632   $ 74,858    $ 81,013
Interest and Dividends on Securities Available for
Sale:
   Taxable                                                     8,438      9,417     26,614      29,388
   Tax-Exempt                                                  1,055      1,005      3,107       2,977
Interest and Dividends on Securities Held to
Maturity:
   Taxable                                                       166        413        685       1,210
   Tax-Exempt                                                    274        275        818         879
Dividends on Trading Account Securities                         --            7       --            25
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                           15         16         67          38
                                                             -------    -------   --------    --------
   Total Interest Income                                      33,616     39,765    106,149     115,530
                                                             -------    -------   --------    --------

INTEREST EXPENSE
Interest on Savings Deposits                                   2,582      4,224      9,042      12,079
Interest on Time Deposits                                      7,111     10,076     26,199      29,184
Interest on Short-Term Borrowings                              2,023      4,172      8,323       9,401
Interest on Other Borrowings                                   3,036      3,335      7,714      10,642
                                                             -------    -------   --------    --------
   Total Interest Expense                                     14,752     21,807     51,278      61,306
                                                             -------    -------   --------    --------

Net Interest Income                                           18,864     17,958     54,871      54,224
Provision for Loan Losses                                        721      2,330      2,083       4,730
                                                             -------    -------   --------    --------
Net Interest Income After Provision for Loan Losses           18,143     15,628     52,788      49,494
                                                             -------    -------   --------    --------

NON-INTEREST INCOME
Trust Income                                                   1,487      1,875      5,256       5,145
Service Charges on Deposit Accounts                            1,099      1,020      2,948       3,081
Other Service Charges, Commissions and Fees                    1,050      1,875      4,055       5,161
Net Gains from Securities Transactions                            10      2,466        185       3,904
Income on Corporate Owned Life Insurance                         781        581      2,344       1,809
Other Income                                                   1,311        356      2,994       1,418
                                                             -------    -------   --------    --------
   Total Non-Interest Income                                   5,738      8,173     17,782      20,518
                                                             -------    -------   --------    --------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                          6,181      6,042     18,711      17,650
Occupancy Expense, Net                                         1,330      1,348      4,300       4,028
Furniture and Equipment Expense                                1,068      1,098      3,150       3,420
Data Processing Expense                                        1,545      2,028      5,058       5,662
Distributions of Series B Capital Securities                     500        500      1,501       1,501
Amortization of Intangible Assets                                370        335      1,088         998
Net Cost (Income) to Operate Other Real Estate                    12         14        (39)        115
Non-Recurring Charges                                           --         --          792        --
Other Expenses                                                 3,417      3,607     10,464      11,369
                                                             -------    -------   --------    --------
   Total Non-Interest Expense                                 14,423     14,972     45,025      44,743
                                                             -------    -------   --------    --------

Income Before Provision for Income Taxes                       9,458      8,829     25,545      25,269
Provision for Income Taxes                                     2,758      2,507      7,064       6,991
                                                             -------    -------   --------    --------
NET INCOME                                                   $ 6,700    $ 6,322   $ 18,481    $ 18,278
                                                             =======    =======   ========    ========

NET INCOME PER COMMON SHARE:
   Basic                                                     $  0.44    $  0.41   $   1.22    $   1.18
                                                             =======    =======   ========    ========
   Diluted                                                   $  0.44    $  0.41   $   1.22    $   1.18
                                                             =======    =======   ========    ========

Weighted Average Shares Outstanding:
   Basic                                                      15,075     15,308     15,087      15,431
   Diluted                                                    15,241     15,399     15,214      15,551


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                               Accumulated
                                             Additional                                           Other         Total
                                  Common     Paid-In     Retained     Treasury    Restricted  Comprehensive  Stockholders'
                                  Stock      Capital     Earnings       Stock       Stock     Income (Loss)     Equity
                                 ---------   ---------- ----------    --------    ----------  -------------  ------------
Balance-December 31, 2000        $  20,193   $ 129,342   $  18,210    $ (17,202)   $     (73)   $  (9,960)   $ 140,510

Net Income                            --          --        18,481         --           --           --         18,481

Cash Dividends Declared
   ($0.20 Per Share)                  --          --        (9,024)        --           --           --         (9,024)

Exercise of Stock Options
   (36,232 Shares)                      45         547        (262)        --           --           --            330

Change in Unrealized Loss on
  Securities Available for
  Sale, Net of Tax                    --          --          --           --           --         15,016       15,016

Purchase of Treasury Stock
   (244,500 shares)                   --          --          --         (4,795)        --           --         (4,795)

Restricted Stock Activity, Net        --          --          --           --             13         --             13
                                 ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance-September 30, 2001       $  20,238   $ 129,889   $  27,405      (21,997)   $     (60)   $   5,056    $ 160,531
                                 =========   =========   =========    =========    =========    =========    =========


See Accompanying Notes to Consolidated Financial Statements.

                                               United National Bancorp
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In Thousands)
                                                     (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                   2001         2000
                                                                                ---------    ---------
OPERATING ACTIVITIES
Net Income                                                                       $  18,481    $  18,278
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                                      3,591        3,344
  Accretion of Securities Premiums, Net                                               (212)        (535)
  Provision for Loan Losses                                                          2,083        4,730
  Provision (Benefit) for Deferred Income Taxes                                        680         (572)
  Loss on Disposition of Premises and Equipment                                          3           65
  Net Gains from Securities Transactions                                              (185)      (3,904)
  Net Gain on the Sale of Loans Held for Sale                                         (968)        (263)
  Net Gain on the Sale of Secured Credit Card Business                                (542)        --
  Trading Account Securities Activity, Net                                            --            743
  Increase in Life Insurance                                                        (2,344)      (1,809)
  Decrease (Increase) in Other Assets                                                1,042       (6,329)
  Decrease in Other Liabilities                                                     (3,678)      (3,103)
  Restricted Stock Activity, Net                                                        13           24
                                                                                 ---------    ---------
  Net Cash Provided by Operating Activities                                         17,964       10,669
                                                                                 ---------    ---------

INVESTING ACTIVITIES Securities Available for Sale:
  Proceeds from Sales of Securities                                                 22,537      116,403
  Proceeds from Maturities of Securities                                            49,408       21,907
  Purchases of Securities                                                          (25,231)     (90,534)
Securities Held to Maturity:
  Proceeds from Sale of Securities                                                  15,052         --
  Proceeds from Maturities of Securities                                            14,832        8,818
  Purchases of Securities                                                          (17,466)     (17,745)
Purchase of Corporate-Owned Life Insurance                                            --        (15,000)
Net Decrease (Increase) in Loans                                                     8,245      (66,497)
Increase in Loans Held for Sale                                                       --        (28,504)
Proceeds from Sale of Loans                                                         82,204       52,574
Proceeds from the Sale of Secured Credit Card Business, net                          1,798         --
Expenditures for Premises and Equipment                                             (1,382)      (1,587)
Proceeds from Sale of Premises and Equipment                                          --            223
Disposition of Premises and Equipment                                                   64         --
Decrease (Increase) in Other Real Estate, Net                                           38         (351)
                                                                                 ---------    ---------
  Net Cash Provided by (Used in) Investing Activities                              150,099      (20,293)
                                                                                 ---------    ---------

FINANCING ACTIVITIES
Net (Decrease) Increase in Demand and Savings Deposits                             (10,076)      27,605
Net (Decrease) Increase in Time Deposits                                           (61,442)       7,508
Net (Decrease) Increase in Short-Term Borrowings                                  (168,014)      91,285
Advances on Other Borrowed Funds                                                   137,300       55,170
Repayments in Other Borrowed Funds                                                 (62,177)    (155,818)
Cash Dividends on Common Stock                                                      (9,024)      (9,220)
Proceeds from Exercise of Stock Options                                                330          194
Treasury Stock Acquired, at Cost                                                    (4,795)      (6,551)
                                                                                 ---------    ---------
  Net Cash (Used in) Provided by Financing Activities                             (177,898)      10,173
                                                                                 ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents                                (9,835)         549
Cash and Cash Equivalents at Beginning of Period                                    50,414       53,490
                                                                                 ---------    ---------
Cash and Cash Equivalents at End of Period                                       $  40,579    $  54,039
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Period:
  Interest                                                                       $  54,783    $  62,899
  Income Taxes                                                                       3,788       11,392

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


(2)      Comprehensive Income

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):

                                         Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                         ------------------   -----------------
                                           2001       2000      2001      2000
                                         -------    -------   -------   -------
Net Income                               $ 6,700    $ 6,322   $18,481   $18,278
Change In Market Value on Securities
   Available for Sale, Net of Taxes       11,005      8,434    15,016     4,413
--------------------------------------   -------    -------   -------   -------
Comprehensive Income                     $17,705    $14,756   $33,497   $22,691
======================================   =======    =======   =======   =======

(3)      Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 127,000 and 120,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Potential shares of common stock resulting from stock option agreements totaled 166,000 and 91,000 for the three months ended September 30, 2001 and September 30, 2000, respectively.

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

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in the same manner as they were prior to the adoption of Statement 142.

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

Results of Operations for
The Three Months Ended September 30, 2001             Retail     Commercial   Investments      Trust       Corporate    Consolidated
                                                    ----------   ----------   -----------    ----------    ----------   ----------
Interest Income                                     $   12,001   $   11,683    $   10,664    $     --      $     --     $   34,348
Interest Expense                                         9,487         --           5,265          --            --         14,752
Funds Transfer Pricing Allocation                        8,187       (6,157)       (3,761)         --           1,731         --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income                                  10,701        5,526         1,638          --           1,731       19,596
Provision for Loan Losses                                1,057         (336)         --            --            --            721
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses                   9,644        5,862         1,638          --           1,731       18,875
Non-Interest Income                                      2,782          219           946         1,699            92        5,738
Non-Interest Expense                                    10,703        1,753           576         1,391          --         14,423
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Income Before Taxes                          $    1,723   $    4,328    $    2,008    $      308    $    1,823   $   10,190
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
Average Balances:
Gross Funds Provided                                $1,381,348   $     --      $  436,288    $     --      $  192,396   $2,010,032
Funds Used: Interest-Earning Assets                    638,976      583,664       624,390          --            --      1,847,030
   Non-Interest-Earning Assets                          11,890        3,953        55,703          --          91,456      163,002
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
Net Funds Provided (Used)                           $  730,482   $ (587,617)   $ (243,805)   $     --      $  100,940   $     --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------


Results of Operations for
The Three Months Ended September 30, 2000             Retail     Commercial   Investments      Trust       Corporate    Consolidated
                                                    ----------   ----------   -----------    ----------    ----------   ----------
Interest Income                                     $   15,325   $   13,349    $   11,818    $     --      $     --     $   40,492
Interest Expense                                        14,036         --           7,771          --            --         21,807
Funds Transfer Pricing Allocation                       12,266       (9,473)       (3,810)         --           1,017         --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income                                  13,555        3,876           237          --           1,017       18,685
Provision for Loan Losses                                1,144        1,186          --            --            --          2,330
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses                  12,411        2,690           237          --           1,017       16,355
Non-Interest Income                                      2,777           96         3,047         2,085           168        8,173
Non-Interest Expense                                    11,452        1,747           584         1,188             1       14,972
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Income Before Taxes                          $    3,736   $    1,039    $    2,700    $      897    $    1,184   $    9,556
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Average Balances:
Gross Funds Provided                                $1,502,096   $     --      $  415,797    $     --      $  225,778   $2,143,671
Funds Used: Interest-Earning Assets                    751,437      575,082       684,788          --            --      2,011,307
   Non-Interest-Earning Assets                          13,445        2,904        51,770          --          64,245      132,364
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
Net Funds Provided (Used)                           $  737,214   $ (577,986)   $ (320,761)   $     --      $  161,533   $     --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Results of Operations for
The Nine Months Ended September 30, 2001              Retail     Commercial   Investments      Trust       Corporate    Consolidated
                                                    ----------   ----------   -----------    ----------    ----------   ----------
Interest Income                                     $   39,108   $   35,827    $   33,405    $     --      $     --     $  108,340
Interest Expense                                        34,275         --          17,003          --            --         51,278
Funds Transfer Pricing Allocation                       28,986      (21,516)      (10,802)         --           3,332         --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income                                  33,819       14,311         5,600          --           3,332       57,062
Provision for Loan Losses                                1,502          581          --            --            --          2,083
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses                  32,317       13,730         5,600          --           3,332       54,979
Non-Interest Income                                      8,182          532         3,049         5,854           165       17,782
Non-Interest Expense                                    33,290        5,272         1,733         3,938           792       45,025
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Income Before Taxes                          $    7,209   $    8,990    $    6,916    $    1,916    $    2,705   $   27,736
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Average Balances:
Gross Funds Provided                                $1,435,649   $     --      $  426,790    $     --      $  187,695   $2,050,134
Funds Used: Interest-Earning Assets                    675,774      570,211       647,751          --            --      1,893,736
   Non-Interest-Earning Assets                          11,953        2,885        54,920          --          86,640      156,398
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
Net Funds Provided (Used)                           $  747,922   $ (573,096)   $ (275,881)   $     --      $  101,055   $     --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Results of Operations for
The Nine Months Ended September 30, 2000              Retail     Commercial   Investments      Trust       Corporate    Consolidated
                                                    ----------   ----------   -----------    ----------    ----------   ----------
Interest Income                                     $   44,237   $   36,890    $   36,563    $     --      $     --     $  117,690
Interest Expense                                        41,388         --          19,918          --            --         61,306
Funds Transfer Pricing Allocation                       36,170      (25,332)      (14,548)           (3)        3,713         --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income                                  39,019       11,558         2,097            (3)        3,713       56,384
Provision for Loan Losses                                1,836        2,894          --            --            --          4,730
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Interest Income
       After Provision for Loan Losses                  37,183        8,664         2,097            (3)        3,713       51,654
Non-Interest Income                                      8,045          480         5,884         5,718           391       20,518
Non-Interest Expense                                    34,360        4,704         1,736         3,655           288       44,743
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
   Net Income Before Taxes                          $   10,868   $    4,440    $    6,245    $    2,060    $    3,816   $   27,429
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Average Balances:
Gross Funds Provided                                $1,534,857   $   10,418    $  388,479    $      117    $  214,327   $2,148,198
Funds Used: Interest-Earning Assets                    737,279      602,647       673,771          --            --      2,013,697
   Non-Interest-Earning Assets                          14,248       10,671        56,089          --          53,494      134,501
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------
Net Funds Provided (Used)                           $  783,330   $ (602,900)   $ (341,381)   $      117    $  160,833   $     --
-------------------------------------------------   ----------   ----------    ----------    ----------    ----------   ----------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results and financial condition at September 30, 2001 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three- and nine-month period ended September 30, 2001 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This  report  contains  forward-looking  statements  within  the  meaning of The
Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey, especially as they have been affected by the events of September 11th and the developments thereafter; changes in legal or regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and September 30, 2000:

OVERVIEW

The Company realized net income of $6.7 million for the three months ended September 30, 2001, as compared to $6.3 million reported for the same period in 2000. Net income per diluted share was $0.44 for the three months ended September 30, 2001 compared to $0.41 per diluted share for the prior year period.

During the third quarter of 2001, net interest income increased $0.9 million, the provision for loan losses decreased $1.6 million and non-interest expense decreased $0.5 million compared to the prior year quarter. These favorable factors were partially offset by a decrease in non-interest income of $2.4 million compared to the prior year quarter. The decrease in non-interest income was primarily attributed to lower investment securities gains of $2.4 million and trust income of $0.4 million offset by a gain on the sale of residential mortgage loans. During the third quarter of 2001, the Company recognized a $768,000 pre-tax gain from the sale of $55.2 million of residential mortgage loans. The Company as part of its Asset/Liability Management strategy enters into mortgage loan sales periodically. During the third quarter of 2000, the Company recognized a pre-tax loss of $36,000 from the sale of $12.6 million of residential mortgage loans.

EARNINGS ANALYSIS

Interest Income

Interest income for the quarter ended September 30, 2001 was $33.6 million compared to $39.8 million for the same period of 2000. This 15.5% decrease was attributable to a lower level of average interest-earning assets coupled with a decline in the yield earned on such interest earning assets as market interest rates have declined throughout 2001. For the three months ended September 30, 2001, average interest earning assets were down $163.5 million or 8.1%, compared with the same period in 2000. Average securities declined $62.0 million and average loans declined $102.6 million while average Fed Funds increased $1.1 million. Average interest earning assets were down primarily as a result of the rise in prepayment levels on loans and mortgage-backed securities associated with the lower interest rate environment. Also contributing to the decline in loans was the sale of the secured credit card business and periodic residential mortgage loan sales during 2000 and 2001 conducted as part of the Company's Asset/Liability Management strategy. In addition, sales of securities contributed to the decline in average securities. For the three months ended September 30, 2001, the average yield on earning assets declined 61 basis points to 7.42% from 8.03% for the same period last year, reflecting the current lower interest rate environment.

Interest Expense

Interest expense for the quarter ended September 30, 2001 was $14.7 million, a decrease of $7.1 million or 32.4% from $21.8 million reported in the same period last year. The average cost of interest bearing liabilities decreased 124 basis points to 3.77% for the current quarter of 2001 from 5.01% for the same period last year, primarily as a result of a decrease in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities decreased by $172.1 million for the current quarter of 2001 compared to the same period in 2000, while non-interest bearing deposits increased by $7.5 million.

Net Interest Income

The net effect of the changes in interest income and interest expense for the three months ended September 30, 2001 compared to the prior year period was an increase of $0.9 million in net interest income. For the three months ended September 30, 2001, the net interest margin and net interest spread, on a fully taxable equivalent basis, increased 52 basis points and 64 basis points, respectively, from the same period last year. The increase in the net interest margin and spread were the result of interest bearing liabilities re-pricing faster than interest earning assets. This was partially offset by the Company's stock repurchase program and investment in cash surrender value of life insurance policies, both of which reduce the net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $0.8 million of income in the current quarter of 2001 as compared to $0.6 million in 2000.

Provision for Loan Losses

For the three months ended September 30, 2001, the provision for loan losses was $0.7 million compared to $2.3 million for the same period last year. The decrease in the provision reflects the decrease in loan portfolio outstandings coupled with a decline in non-performing loans and Management's view that overall credit quality has improved. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

Non-interest income for the three months ended September 30, 2001 was $5.7 million, a decline of $2.5 million or 29.8% compared to the $8.2 million in the same period of 2000, which was primarily attributed to lower investment securities gains. Other service charges, commissions and fees were down $0.8 million due to lower credit card fees. During the second quarter of 2001, the Company sold $22.0 million of credit card receivables. Trust income declined $388,000 from the prior year period reflecting lower managed assets values. Offsetting these declines were increases of $955,000 in other income, $79,000 in service charges on deposit accounts and $200,000 in income on corporate-owned life insurance. Other income increased primarily from the $768,000 gain recorded on the sale of $55.0 million in residential mortgage loans.

Non-Interest Expense

For the three months ended September 30, 2001, non-interest expense decreased 3.7% or $0.6 million to $14.4 million compared to $15.0 million for the same period last year. This resulted from a $483,000 decrease in data processing expense coupled with a decline of $190,000 in other expenses. The previously mentioned credit card sale contributed to these reductions in expenses compared to the prior year. Salaries, wages and employee benefits increased $139,000. Furniture and equipment and occupancy expenses decreased $48,000 from the prior year period. Amortization of intangible assets increased $35,000 from the prior year as a result of an increase in mortgage servicing rights associated with those residential mortgage loans sold with servicing retained.

Income Taxes

The provision for income taxes increased by $251,000 to $2.8 million for the three months ended September 30, 2001 as compared to $2.5 million for the same period in 2000 due primarily to the increase in pre-tax income.

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

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:

                                         Retail   Commercial   Investments   Trust   Corporate   Consolidated
Three Months Ended Sept. 30, 2001        16.9%       42.5%        19.7%       3.0%     17.9%        100.0%
Three Months Ended Sept. 30, 2000        39.1%       10.8%        28.3%       9.4%     12.4%        100.0%


Income before taxes for the Retail Banking segment fell $2.0 million from the third quarter of 2000 due to a $2.9 million decline in net interest income, partially offset by a $0.8 million reduction in non-interest expense. The reduction in net interest income was primarily related to an 8.0% decline in average deposits and narrowed spreads on such deposits after funds credits. Commercial Banking pretax income increased $3.3 million due to a $1.7 million increase in net interest income and a $1.5 million decrease in the loan loss provision allocation. The growth in net interest income was largely due to widening loan spreads after funds charges. The decrease in the allocation of the loan loss provision was due to an increase in the credit quality of the Commercial portfolio. Pretax income for the Investments segment decreased $0.7 million due to a decline in non-interest income related to lower investment securities gains offset by higher net interest income resulting from higher spreads after funds charges on the securities portfolio and on borrowed funds. Income before taxes for the Trust segment decreased $0.6 million due to a 18.5% decline in revenue caused by a decline in market values and a 17.1% increase in expenses. Income before taxes for the Corporate segment increased $0.6 million from the third quarter of 2000 due to a $0.7 million increase in mismatch profits for the current quarter resulting from declining interest rates.

Nine Months Ended September 30, 2001 and September 30, 2000:

OVERVIEW

The Company realized net income of $18.5 million for the nine months ended September 30, 2001, as compared to $18.3 million reported for the same period in 2000. Net income per diluted share was $1.22 for the nine months ended September 30, 2001 compared to $1.18 per diluted share for the prior year period. For the nine months ended September 30, 2001, net income before the after-tax non-recurring charge of $468,000 recognized in the second quarter of 2001 was $18.9 million or $1.25 per diluted share, compared with net income of $18.3 million or $1.18 per diluted share in 2000.

EARNINGS ANALYSIS

Interest Income

Interest income for the nine months ended September 30, 2001 was $106.1 million compared to $115.5 million for the same period of 2000. This 8.1% decrease was attributable to a lower level of average interest-earning assets coupled with a decline in the yield earned on interest earning assets as market rates have declined throughout 2001. For the nine months ended September 30, 2001, average interest earning assets were down $98.8 million or 5.0%, compared with the same period in 2000. For the nine months ended September 30, 2001, the average yield on earning assets decreased 25 basis points to 7.63% from 7.88% for the same period last year, reflecting the current lower rate environment.

Interest Expense

Interest expense for the nine months ended September 30, 2001 was $51.3 million, a decrease of $10.0 million or 16.4% from $61.3 million reported in the same period last year. The average cost of interest bearing liabilities decreased 52 basis points to 4.28% for the nine months ended September 30, 2001 from 4.80% for the same period last year, primarily as a result of decreases in rates paid on deposits and short-term borrowed funds. Total average interest bearing liabilities decreased by $107.7 million for the nine months ended September 30, 2001 compared to the same period in 2000, while non-interest bearing deposits increased by $5.8 million.

Net Interest Income

The net effect of the changes in interest income and interest expense for the nine months ended September 30, 2001 compared to the prior year period was an increase of $0.6 million in net interest income. For the nine months ended September 30, 2001, the net interest margin and net interest spread, on a fully taxable equivalent basis, increased 25 basis points and 27 basis points, respectively, from the same period last year. The increase in the net interest margin and spread were the result of a more rapid decline on rates paid on interest bearing liabilities than on interest earning assets. Additionally, the Company's stock repurchase program and investment in cash surrender value of life insurance policies have had an impact on net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $2.3 million of income for the nine months ended September 30, 2001 as compared to $1.8 million in 2000.

Provision for Loan Losses

For the nine months ended September 30, 2001, the provision for loan losses was $2.1 million compared to $4.7 million for the same period last year. The decrease in the provision reflects the decrease in loan portfolio outstandings coupled with a decline in non-performing loans and Management's view that overall credit quality has improved. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

Non-Interest Income

For the nine months ended September 30, 2001, total non-interest income decreased $2.7 million or 13.3%, to $17.8 million compared to $20.5 million recorded in the same period of 2000. Contributing to the overall decline were decreases of $3.7 million in net security gains, $133,000 in service charges on deposit accounts, and $1.1 million in other service charges, commissions and fees. These declines were partly offset by increases of $111,000 in trust income, $535,000 in income on corporate owned life insurance and $1,576,000 in other income. Other income for the first nine months of 2001 included a $542,000 gain on the sale of credit card receivables and a $968,000 gain on the sale of $81.2 million in residential mortgage loans. For the first nine months of 2000, other income included a $251,000 gain on the sale of residential mortgage loans.

Non-Interest Expense

For the nine months ended September 30, 2001, non-interest expense increased 0.6% or $282,000 from the same period last year. During the second quarter of 2001, the Company recognized a pre-tax non-recurring charge of $792,000, resulting from the change in the Bank's charter and its name change. Excluding the non-recurring charge, non-interest expense decreased 1.1% or $510,000 from the prior year period. For the nine months ended September 30, 2001, salaries, wages and employee benefits increased $1.1 million or 6.0% and occupancy expense increased $272,000. These increases were partially offset by declines of $604,000 in data processing expense, $154,000 in net cost to operate other real estate and $905,000 in other expenses. The reduction in data processing and other expenses were mainly due to reduced credit card expenses.

Income Taxes

The provision for income taxes increased by $73,000 to $7.1 million for the nine months ended September 30, 2001 as compared to $7.0 million for the same period in 2000 due primarily to the increase in pre-tax income.

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

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:

                                         Retail   Commercial   Investments   Trust   Corporate   Consolidated
Nine Months Ended Sept. 30, 2001         26.0%       32.4%        24.9%       6.9%      9.8%       100.0%
Nine Months Ended Sept. 30, 2000         39.6%       16.2%        22.8%       7.5%     13.9%       100.0%

Income before taxes for the Retail Banking segment declined $3.7 million from the first nine months of 2000 due to a $5.2 million decline in net interest income, partially offset by a $0.3 million reduction in the loan loss provision allocation and a $1.1 million decrease in non-interest expense. The reduction in net interest income was primarily related to a 6.5% decline in average deposits and narrowed spreads on such deposits after funds credits. Commercial Banking pretax income grew $4.6 million due to a $2.7 million increase in net interest income resulting from wider loan spreads after funds charges. A $2.3 million reduction in the loan loss provision allocation to Commercial Banking was partially offset by a $0.5 million increase in this segment's non-interest expense. Pretax income for the Investments segment increased $0.7 million due to a

$3.5 million rise in net interest income resulting from higher spreads after funds charges on the securities portfolio and on borrowed funds. This was offset by a $2.8 million decline in non-interest income related to lower investment securities gains. Income before taxes for the Trust segment increased $0.1 million due to a 2.4% growth in revenue, offset by a 7.7% increase in expenses. Income before taxes for the Corporate segment fell $1.1 million from the first nine months of 2000 due to a $0.4 million decline in mismatch profits and the recognition of $0.8 million of expenses related to the change in the Bank's charter and its name change.


FINANCIAL CONDITION

September 30, 2001 as compared to December 31, 2000:

Total assets decreased $168.5 million, or 8.0% from December 31, 2000. The decreases were $114.0 million in loans, net of allowance, $9.8 million in cash and cash equivalents, $35.6 million in securities, and $11.4 million in other assets, including premises and equipment, intangible assets and other real estate. Cash surrender value of life insurance policies increased by $2.3 million.

Total loans at September 30, 2001, net of unearned income, decreased $114.1 million, or 8.9% to $1.2 billion from year-end 2000. Real estate loans decreased by $76.7 million or 10.7% compared with year-end 2000 primarily due to the residential mortgage loan sales. Lease financing declined by $2.5 million or 10.1% compared with December 31, 2000. Installment loans increased $10.9 million or 4.7% from December 31, 2000. Credit card loans declined $28.2 million or 64.5% from December 31, 2000, due to the sale of the secured credit card business. Commercial loans decreased $17.5 million or 6.4% from December 31, 2000.

The following schedule presents the components of loans outstanding by type, for each period presented.

(In Thousands)                            September 30, 2001   December 31, 2000
Real Estate:
     Commercial and Residential              $  580,149           $  665,491
     Construction                                57,465               48,818
Commercial Loans                                254,254              271,761
Lease Financing                                  22,473               25,009
Installment Loans                               243,429              232,539
Retail Credit Card Plan                          15,562               43,799
                                             ----------           ----------
Total Loans Outstanding,
    Net of Unearned Income                    1,173,332            1,287,417
Less: Allowance for Loan Losses                  12,325               12,419
                                             ----------           ----------
Loans, Net                                   $1,161,007           $1,274,998
                                             ==========           ==========

Within the securities portfolio, the majority of the decrease was due to the maturities and calls of debt securities. The amortized cost and approximate market value of securities are summarized as follows:

                                      September 30, 2001    December 31, 2000
                                      ------------------    -------------------
                                      Amortized    Market   Amortized  Market
Securities Available for Sale           Costs      Value      Costs     Value
-----------------------------         ---------  --------   --------   --------
(in thousands)

U.S. Treasury Securities              $  1,992   $  2,080   $   --     $   --

Obligations of U.S. Government
     Agencies and Corporations          75,640     76,122     95,535     92,544

Obligations of States and
     Political Subdivisions             90,493     92,906     84,739     85,162

Mortgage-Backed Securities             339,549    347,916    371,357    365,499

Corporate Debt Securities               47,868     44,333     47,888     41,211

Equity Securities                       21,765     21,730     24,192     23,972

                                      --------   --------   --------   --------
Total Securities Available for Sale    577,307    585,087    623,711    608,388
                                      --------   --------   --------   --------

Securities Held to Maturity
U.S. Treasury Securities                   996      1,040      3,000      2,996

Obligations of U.S. Government
     Agencies and Corporations            --         --       19,927     19,898

Obligations of States and
     Political Subdivisions             24,036     24,370     21,464     21,524

Mortgage-Backed Securities               8,902      8,967      1,901      1,885

Other Securities                           225        225        200        200
                                      --------   --------   --------   --------
Total Securities Held to Maturity       34,159     34,602     46,492     46,503
                                      --------   --------   --------   --------
Total Securities                      $611,466   $619,688   $670,203   $654,891
                                      ========   ========   ========   ========

Total deposits decreased $92.7 million or 6.1%. Savings deposits decreased $33.6 million, or 5.8%; demand deposits increased $2.3 million, or 0.9%. Time deposits decreased $61.4 million, or 8.8%. The decrease in time deposits was a result of the Bank's ability to reduce wholesale Certificates of Deposits and replace them with lower cost other borrowings. Short-term borrowings decreased by $168.0 million, or 65.0% and other borrowings increased by $75.1 million, or 55.4%. In an effort to help minimize interest rate risk, the Company continues to look for opportunities to extend the maturities of both its deposits and borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Asset Quality

The following table provides an analysis of non-performing assets as of September 30, 2001 and December 31, 2000, 1999, 1998, and 1997:

                                     September 30,   December 31,   December 31,  December 31,   December 31,
(Dollars in Thousands)                   2001            2000           1999          1998           1997
                                     -------------   ------------   -----------   ------------   ------------
Total Assets                            $1,943,624     $2,112,181    $2,090,383     $1,916,809     $1,789,426

Total Loans (Net of Unearned Income)    $1,173,332     $1,287,417    $1,261,343     $1,057,081       $931,266

Allowance for Loan Losses                  $12,325        $12,419       $10,386        $11,174        $11,739
   % of Total Loans                           1.05%          0.96%         0.82%          1.06%          1.26%

Total Non-Performing Loans (1)              $5,079         $6,751        $8,142         $8,615         $9,973
   % of Total Assets                          0.26%          0.32%         0.39%          0.45%          0.56%
   % of Total Loans                           0.43%          0.52%         0.65%          0.81%          1.07%

Allowance for Loan Losses
  to Non-Performing Loans                   242.67%        183.96%       127.56%        129.70%        117.71%

Total of Non-Performing Assets              $5,232          6,944        $8,251         $9,170        $11,650
   % of Total Assets                          0.27%          0.33%         0.39%          0.48%          0.65%


(1)      Non-performing loans consist of:
 a)       impaired loans, which includes non-accrual and renegotiated loans, and
 b) loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

At September 30, 2001, there were $483,000 of loans that are considered to be impaired under SFAS No. 114. There was one troubled debt restructuring of $4,000, which is performing in accordance with the restructure agreement.

For the nine months ended September 30, 2001, the Company did not recognize any interest income on impaired loans.

Allowance for Loan Losses

The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. At September 30, 2001, the allowance for loan losses was $12.3 million, down $0.1 million compared to $12.4 million at year-end 2000. Net charge-offs for the nine months ended September 30, 2001 were $2.2 million compared to $2.0 million for the prior year period.

The level of the allowance for loan losses is based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions.

At September 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 242.67% as compared to 183.96% at December 31, 2000, while the allowance for loan losses to total loans was 1.05% at September 30, 2001 as compared to 1.01% at September 30, 2000. In the opinion of Management, the allowance for loan losses at September 30, 2001 was adequate to absorb probable future losses on existing loans and commitments based upon currently available information.*

Liquidity Management

At September 30, 2001, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Liquidity is generated from maturities and principal payments in the investment portfolio. Scheduled maturities and anticipated principal payments of the investment portfolio will approximate $129.0 million throughout the next twelve months.* In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 2001, the Company had $331.9 million of lines of credit with the Federal Home Loan Bank and correspondent banks under which $168.1 million was readily available. Additionally, at September 30, 2001, the Company had $610.0 million of repurchase lines with investment brokers and FHLB, of which $486.0 million was available contingent upon available collateral.

Capital

Total stockholders' equity increased $20.0 million to $160.5 million at September 30, 2001 from $140.5 million at December 31, 2000. The increase during the nine-month period was due to net income of $18.5 million, an increase of $15.0 million (net of tax) in the September 30, 2001 market value of the Company's available for sale securities portfolio from the valuation at December 31, 2000, the exercise of stock options of $0.3 million, and restricted stock activity of $13,000. Partially offsetting these increases were the three quarterly cash dividends declared totaling $9.0 million, and the repurchase of 244,500 shares of the Company's common stock amounting to $4.8 million.

The following table reflects the Company's capital ratios, as of September 30, 2001 and December 31, 2000 in accordance with current regulatory guidelines.


(Dollars in Thousands)                         September 30, 2001    December 31, 2000
                                               ------------------   ------------------
                                                Amount     Ratio     Amount     Ratio
                                               --------    ------   --------    ------
Risk-Based Capital
Tier I Capital
  Actual                                       $170,559    11.55%   $164,583    10.87%

  Regulatory Minimum Requirements                59,066     4.00      60,550     4.00

  For Classification as Well Capitalized         88,599     6.00      90,825     6.00

Combined Tier I and Tier II Capital
  Actual                                       $182,884    12.38%   $177,002    11.69%

  Regulatory Minimum Requirements               118,133     8.00     121,099     8.00

  For Classification as Well Capitalized        147,666    10.00     151,374    10.00

Leverage
  Actual                                       $170,559     8.50%   $164,583     7.81%

  Regulatory Minimum Requirements                80,268     4.00      84,269     4.00

  For Classification as Well Capitalized        100,335     5.00     105,336     5.00


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

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point change in rates during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO has established that interest income sensitivity will be considered acceptable if net interest income in the above interest rate scenario is within 10% of net interest income in the flat rate scenario in the first year. Additionally, the Company's ALCO policy states that income sensitivity will be considered acceptable if the change in net income in the above interest rate scenario is within 20% of net income from the flat rate scenario in the first year. At September 30, 2001, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

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




                                                     UNITED NATIONAL BANCORP
                                                     -----------------------
                                                     (Registrant)








Dated: November 14, 2001                        By: THOMAS C. GREGOR
                                                    ----------------
                                                    Thomas C. Gregor, Chairman
                                                    President and CEO






Dated: November 14, 2001                        By: ALFRED J. SOLES
                                                    ---------------
                                                    Alfred J. Soles
                                                    Vice President & Treasurer
                                                   (Principal Financial Officer)