Form 10-K405
period 2001-12-31
UNITED NATIONAL BANCORP
filed 2002-03-25
CIK 831959

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from         to

                        Commission file number 000-16931
                            -------------------------
                             UNITED NATIONAL BANCORP
             (Exact name of Registrant as specified in its Charter)

         New Jersey                                                  22-2894827
-------------------------------------                 ---------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer Identification Number)
incorporation or organization)

     1130 Route 22 East
  Bridgewater, New Jersey                                            08807-0010
 -------------------------                                        ---------------
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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of United National Bancorp's common stock held by non-affiliates, as of March 1, 2002 amounted to $300,633,074.

The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of March 1, 2002 was 14,690,211.

                       Documents Incorporated by Reference


                                                                         Part(s) Into
                  Documents                                            Which Incorporated
                  ---------                                            ------------------
United's Annual Report to Shareholders
for the year ended December 31, 2001
("United's 2001 Annual Report"),
Financial Review section pages 1 through 41.                           Part I, Part II

United's Proxy Statement to be used in
connection with the Annual Meeting of
Shareholders which is scheduled to be
held on May 7, 2002 ("United's Proxy
Statement for its 2002 Annual Meeting")
under the captions "Election of United
Directors For Consideration and Vote by United
Stockholders Only", "Stock Ownership of
Management and Principal Shareholder",
"Executive Compensation", and
"Compensation Committee Interlocks and
Insider Participation".                                                Part III


With the exception of information specifically incorporated by reference, United's 2001 Annual Report and United's Proxy Statement for its 2002 Annual Meeting are not deemed to be part of this report.

PART I

Item 1 - Business

(a)      General Development of Business

United National Bancorp ("United", "Registrant" or the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). United was incorporated by United National Bank, the predecessor to UnitedTrust Bank (the "Bank") in the State of New Jersey on August 13, 1987 and commenced operations August 1, 1988 as a bank holding company for the Bank. The corporate headquarters of both United and the Bank are located at 1130 Route 22 East, Bridgewater, New Jersey, and the phone number is (908) 429-2200.

As of December 31, 2001, United had consolidated assets of approximately $1,962.4 million, deposits of $1,400.7 million and stockholders' equity of $155.7 million.

Banking Subsidiary

The Bank, a wholly owned subsidiary of United, is a commercial bank established in 1902 which presently exists under authority of the laws of the State of New Jersey and United States of America. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Bridgewater, New Jersey and operates thirty six branches throughout Central New Jersey. The Bank operates eight branches in Hunterdon County, three branches in Middlesex County, two branches in Essex County, two branches in Morris County, twelve branches in Somerset County, five branches in Union County and four branches in Warren County, New Jersey. The Bank also operates forty one automatic teller machines ("ATMs") affiliated with the STAR System and Plus, nationwide networks as well as membership in the NYCE, Cirrus and Honor, a Florida network.

The Bank provides a full range of commercial and retail bank services, including the acceptance of demand, savings and time deposits. The Bank also provides retail and commercial loans and mortgages to a variety of individuals and businesses and offers full personal, corporate and pension trust and other fiduciary services.

Growth of the Company and the Bank

On November 20, 2001, the Company and Vista Bancorp, Inc. ("Vista") signed a definitive agreement under which the Company will acquire Vista in a merger transaction for cash and stock. Pursuant to the terms of the definitive agreement, the Company will pay to Vista shareholders approximately $38.1 million in cash and issue an approximate aggregate of 4,719,111 shares of its common stock. The value of the merger consideration per Vista share that a Vista shareholder will receive will be the sum of 0.8775 times the average of the closing prices for the Company's common stock during the ten consecutive full trading days ending on the fifth trading day before the completion of the merger, and $7.09. The proposed acquisition, which will be accounted for as a purchase, is subject to certain closing conditions, and is expected to be completed in the second quarter of 2002. Vista is a $740 million asset bank holding company headquartered in Phillipsburg, New Jersey and operates sixteen branches in western New Jersey and eastern Pennsylvania.

On March 31, 1999, the Company acquired Raritan Bancorp, Inc. ("Raritan"). Each share of Raritan was converted into 1.595 shares of the Company's common stock for a total of approximately 3,785,000 shares issued, not adjusted for subsequent stock dividends and splits. The acquisition was accounted for as a pooling-of-interests.

(b)     Industry Segments

See "Lines of Business" on pages 4-5 and "Note 18 - Segment Reporting" on pages 37-38 of United's 2001 Financial Review section of the Annual Report for the information required by this item, which is incorporated herein by reference.

(c)      Narrative Description of Business

Personal Banking Services

The Bank, through its thirty six branch network and forty one MAC installations, provides both retail and commercial services. Among the services provided at the branch locations are: checking accounts, money market accounts, NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ("IRAs"), self-employed pension plans ("SEPs"), safe deposit services, installment and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing. The Bank also issues unsecured credit cards.

The Bank offers a full range of trust and investment services for individuals and corporations. These services include: fiduciary services, estate planning, custodial, employee benefits, pension as well as profit sharing plans. The market value of trust assets under administration was approximately $952.3 million at December 31, 2001. Additionally, other services include the sale of alternative investments, such as annuities and mutual funds, as well as the sale of long-term care insurance.

Discount brokerage service has been offered since 1986 as an additional service to customers and is currently managed by Fiserv Investor Services, Inc.

Commercial Banking Services

The Bank provides commercial customers with a wide array of financial services, which are administered at the branch level as well as at the Headquarters Office in Bridgewater. These services include secured and unsecured loans, term loans, lines of credit and corporate credit cards. The Bank also participates in the New Jersey Economic Development Authority programs, which make tax-exempt, low interest financing programs available to borrowers who wish to relocate or expand their activities in New Jersey. As a Small Business Administration ("SBA") Preferred Lender, the Bank is able to offer streamlined processing on SBA loans. In addition, the Bank makes other Government loan programs available. As a member of the Automated Clearing House, the Bank makes direct deposit services available.

Other Subsidiaries

In August 2000, the Bank established a subsidiary corporation in New Jersey, United National Agency, Inc., to provide certain insurance products.

In 1997, the Bank established a subsidiary corporation in New Jersey, United Commercial Capital Group, to provide timely and innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

In 1989, the Bank established a subsidiary corporation in New Jersey, United National Investment Company, Inc. (formerly UNB Investment Co., Inc.), to manage a portion of its investment portfolio and to operate under state tax law as an investment company. As of December 31, 2001, approximately $241.9 million of the Bank's investment portfolio was managed by this subsidiary.

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

The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of such bank. The BHCA also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless the laws of the state in which such bank is located specifically authorize such an acquisition. In addition to the approval of the FRB, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed. Many states, including New Jersey, have adopted legislation, which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that the FRB may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law. States have authority to opt out of the legislation subject to certain conditions. In addition, the Interstate Banking Act permits de novo branching across state lines but only with respect to states that affirmatively adopt legislation authorizing de novo interstate branching.

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

Regulation of the Bank

On May 7, 2001, the Bank changed its charter from a federally chartered bank to a state chartered bank and in conjunction, changed its name from United National Bank to UnitedTrust Bank. The Bank is presently and since its charter change, subject to regulation and examination by the Federal Reserve System (the "Federal Reserve") and the New Jersey Department of Banking. Prior to its charter change, the Bank was subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The deposits of the Bank are insured by the FDIC to the extent provided by law.

The Company and the Bank are also subject to applicable provisions of New Jersey law insofar as they do not conflict with or are not preempted by Federal law.

Community Reinvestment

Under the Community Reinvestment Act ("CRA"), as implemented by FRB regulations, a member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Reserve in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

Dividend Restrictions and Other Actions

The Company is a legal entity separate and distinct from the Bank. Most of the Company's revenues, including funds available for the payment of dividends and for operating expenses, are provided by dividends paid by the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The holders of the Company's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company will be dividends on the Bank common stock paid to the Company by the Bank, the Company's ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the "Banking Act"). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies which provide, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend that would reduce a holding company's capital below these minimum amounts.

See "Capital" on pages 9-10, "Note 12 - Capital Requirements" on pages 29-30, and "Cash Dividend Restrictions" on page 40 of United's 2001 Financial Review section of the Annual Report.

Capital Requirements

The FRB measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other non-qualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term-subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At December 31, 2001, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.90% and total risk-based capital as a percentage of risk-weighted assets of 13.72%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 2001, the Company had a Leverage Ratio of 10.29%.

The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the FRB's risk-based capital framework. At December 31, 2001, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 10.38% and a total risk-based capital ratio of 11.19%.

In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 2001, the Bank had a Leverage Ratio of 8.25%.

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

Gramm-Leach-Bliley Financial Modernization Act

On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was signed into law. The Modernization Act:

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

The FRB has adopted rules to allow banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios.

The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment.

Recent Legislation

In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions for banks, such as permitting banks to have classified directors and to merge their business subsidiaries into the bank.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts", and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

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

Future Regulatory Changes

From time to time, various proposals are made in the United States Congress and the New Jersey Legislature and before various bank regulatory agencies that would alter the powers of, and restrictions on, different types of banking companies and other financial institutions. It is impossible to predict whether any such proposals will be made or adopted, and the impact, if any, of such adoption on the business of the Bank or the Company.

Effects of Inflation

A bank's asset and liability structure differs from that of an industrial company, since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in a bank's earning assets, regardless of the effects of inflation, will increase net interest income if a bank is able to maintain a consistent interest spread between earning assets and supporting liabilities.

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

Employees

On December 31, 2001, there were 543 full-time equivalent persons employed by the Company and the Bank.

(e)(1)   Statistical Information - Consolidated

The following are the statistical disclosures, on a consolidated basis, for a bank holding company required pursuant to Industry Guide 3. The tables should be read in conjunction with the consolidated financial statements contained in United's 2001 Annual Report, incorporated herein by reference as Exhibit 13.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

During 2001, the Company reclassified the balances and expense associated with the Series B Capital Securities as a component of other borrowings for all periods presented. These securities and related expenses were reported separately on the Consolidated Balance Sheets and Consolidated Statements of Income. This reclassification resulted in a reduction in net interest income, which negatively impacted the net interest margin by approximately 10 basis points for all periods presented.

The following table reflects the components of net interest income, setting forth, for the three years presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35% in 2001, 2000 and 1999. Average balances have been derived from daily balances.


                                                   2001                               2000
                                     ---------------------------------  ---------------------------------
                                                   Interest  Average                   Interest  Average
                                       Average     Income/    Yield/       Average     Income/   Yield/
(Dollars in Thousands)                 Balance     Expense     Rate        Balance     Expense    Rate
-----------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
   Securities:  (1)
     Taxable                         $    510,947 $    35,271  6.90%    $     585,418 $   40,353   6.89%
     Non-Taxable                          114,169       8,144  7.13           108,197      7,888   7.29
     Trading Account Securities                 -           -  -                  646         28   4.33
                                     ----------------------------------------------------------------------
       Total Securities                   625,116      43,415  6.95           694,261     48,269   6.95
                                     ----------------------------------------------------------------------
   Federal Funds Sold                       2,275          84  3.64               980         61   6.12
   Federal Home Loan Bank Deposits              -           -  -                    -          -   -
   Loans (Net of Unearned Income) (2)
     Commercial                           278,277      21,896  7.87           278,041     24,923   8.96
     Real Estate-Commercial               313,256      25,778  8.23           293,967     26,062   8.87
     Real Estate-Residential              360,176      24,441  6.79           428,545     29,335   6.85
     Consumer                             257,361      20,856  8.10           246,177     20,687   8.40
     Credit Card                           24,976       3,793 15.19            42,882      7,554  17.62
     Impaired Loans                           557           -  -                  479          -   -
                                     ----------------------------------------------------------------------
       Total Loans                      1,234,603      96,764  7.84         1,290,091    108,561   8.41
                                      ---------------------------------------------------------------------
   Total Interest-Earning Assets        1,861,994     140,263  7.54         1,985,332    156,891   7.90
                                     ----------------------------------------------------------------------
Non-Interest-Earning Assets               159,663                             134,843
                                     -------------                      --------------
     Total Assets                    $  2,021,657                       $   2,120,175
                                     =============                      ==============

Liabilities and Stockholders' Equity:
Interest-bearing Liabilities:
   Savings Deposits                  $    554,631      10,694  1.93     $     579,188     16,003   2.76
   Time Deposits                          640,910      32,497  5.07           697,769     39,590   5.67
                                     ----------------------------------------------------------------------
     Total Savings and Time Deposits    1,195,541      43,191  3.61         1,276,957     55,593   4.35
   Short-Term Borrowings                  186,152       9,163  4.92           213,305     13,971   6.55
   Other Borrowings                       203,051      12,721  6.26           228,115     14,823   6.50
                                     ----------------------------------------------------------------------
   Total Interest-Bearing
     Liabilities                        1,584,744      65,075  4.10         1,718,377     84,387   4.91
                                     ----------------------------------------------------------------------
Non-Interest-bearing Liabilities:
   Demand Deposits and Non-Interest
     Bearing Savings                      256,491                             247,912
   Other Liabilities                       28,779                              33,980
                                     -------------                      --------------
     Total Non-Interest Bearing
       Liabilities                        285,270                             281,892
                                     -------------                      --------------
Stockholders' Equity                      151,643                             119,906
                                     -------------                      --------------
Total Liabilities and
       Stockholders' Equity          $  2,021,657                       $   2,120,175
                                     =============                      ==============
Net Interest Income
   (Tax-Equivalent Basis)                              75,188                             72,504
Tax-Equivalent Adjustment                              (2,952)                            (2,875)
                                                  -----------                         -----------
Net Interest Income                               $    72,236                         $   69,629
                                                  ===========                         ===========

Interest Rate Spread                                           3.44                                2.99
                                                             ======                               =====
Net Interest Margin                                            4.04                                3.65
                                                             ======                               =====
Ratio of average interest-earning
  assets to average
  interest-bearing
  Liabilities                                                  1.17X                              1.16X
                                                             ======                               =====





                                                 1999
                                    --------------------------------
                                                  Interest  Average
                                      Average     Income/   Yield/
(Dollars in Thousands)                Balance     Expense    Rate
--------------------------------------------------------------------
Assets:
Interest-earning Assets:
   Securities:  (1)
     Taxable                        $    600,245 $   38,787   6.46%
     Non-Taxable                         120,128      8,720   7.26
     Trading Account Securities            1,142         35   3.06
                                    ------------------------------
       Total Securities                  721,515     47,542   6.59
                                    ------------------------------
   Federal Funds Sold                      9,385        440   4.69
   Federal Home Loan Bank Deposits            33          1   3.03
   Loans (Net of Unearned Income) (2)
     Commercial                          288,802     24,660   8.54
     Real Estate -Commercial                open
     Real Estate - Residential           633,514     48,863   7.71
     Consumer                            175,298     13,605   7.76
     Credit Card                          39,294      6,911  17.59
     Impaired Loans                        1,172          -   -
                                    ------------------------------
       Total Loans                     1,138,080     94,039   8.26
                                    ------------------------------
   Total Interest-Earning Assets       1,869,013    142,022   7.60
                                    ------------------------------
Non-Interest-Earning Assets              134,357
                                    -------------
     Total Assets                   $  2,003,370
                                    =============

Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
   Savings Deposits                 $    553,614     11,097   2.00
   Time Deposits                         650,791     32,407   4.98
                                    ------------------------------
     Total Savings and Time Deposits   1,204,405     43,504   3.61
   Short-Term Borrowings                 160,381      8,668   5.40
   Other Borrowings                      215,344     13,840   6.43
                                    ------------------------------
   Total Interest-Bearing
     Liabilities                       1,580,130     66,012   4.18
                                    ------------------------------
Non-Interest-bearing Liabilities:
   Demand Deposits and Non-Interest
     Bearing Savings                     253,038
   Other Liabilities                      25,572
                                    -------------
     Total Non-Interest Bearing
       Liabilities                       278,610
                                    -------------
Stockholders' Equity                     144,630
                                    -------------
Total Liabilities and
       Stockholders' Equity         $  2,003,370
                                    =============
Net Interest Income
   (Tax-Equivalent Basis)                            76,010
Tax-Equivalent Adjustment                            (3,094)
                                                 -----------
Net Interest Income                              $   72,916
                                                 ===========

Interest Rate Spread                                          3.42
                                                            ======
Net Interest Margin                                           4.07
                                                            ======
Ratio of average interest-earning
  assets to average
  interest-bearing
  Liabilities                                                 1.18X
                                                            ======


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

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                2001 Compared with 2000                   2000 Compared with 1999
                                          --------------------------------------    --------------------------------------
                                            Total        Increase (Decrease)          Total        Increase (Decrease)
                                                      --------------------------                --------------------------
                                           Increase       Due to Change in:          Increase       Due to Change in:
                                                      --------------------------                --------------------------
(In Thousands)                            (Decrease)     Volume        Rate         (Decrease)     Volume        Rate
                                          --------------------------------------    --------------------------------------
Interest Income:
   Total Loans                               $(11,797)     $(4,546)    $ (7,251)        $14,522      $12,764      $ 1,758
   Securities:
     Taxable                                   (5,082)      (5,141)          59           1,566         (978)       2,544
     Non Taxable                                  256          429         (173)           (832)        (869)          37
     Trading Account Securities                   (28)         (28)           -              (7)         (18)          11
   Other Interest-Earning Assets                   23           56          (33)           (380)        (484)         104
--------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets          (16,628)      (9,487)      (7,141)         14,869       10,415        4,454
--------------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Savings Deposits                            (5,309)        (654)      (4,655)          4,906          529        4,377
   Time Deposits                               (7,093)      (3,077)      (4,016)          7,183        2,452        4,731
   Short-Term Borrowings                       (4,808)      (1,629)      (3,179)          5,303        3,223        2,080
   Other Borrowings                            (2,102)      (1,585)        (517)            983          784          199
--------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing                 (19,312)      (6,165)     (13,147)         18,375        6,988       11,387
         Liabilities
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                       $  2,684      $(3,322)    $  6,006         $(3,506)     $ 3,427      $(6,933)
==========================================================================================================================

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost of securities held to maturity at year-end 2001, 2000 and 1999.

                                                                                 December 31,
                                                           ----------------------------------------------------
(In Thousands)                                                  2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                   $   996              $ 3,000              $ 5,000
   Obligations of U.S. Government
     Agencies and Corporations                                      -               19,927                4,997
   Obligations of States and Political Subdivisions            30,579               21,464               25,515
   Mortgage-Backed Securities                                   5,856                1,901                2,221
   Securities Issued by Foreign Governments                       225                  200                  175
---------------------------------------------------------------------------------------------------------------
     Total Securities Held to Maturity                        $37,656              $46,492              $37,908
===============================================================================================================

The following table sets forth the market value of securities available for sale at year-end 2001, 2000 and 1999.

                                                                                 December 31,
                                                           ----------------------------------------------------
(In Thousands)                                                  2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------
Debt Securities:
   U.S. Treasury Securities                                 $  2,065              $      -             $      -
   Obligations of U.S. Government
     Agencies and Corporations                                15,646                92,544               88,683
   Obligations of States and Political Subdivisions           96,502                85,162               75,223
   Mortgage-Backed Securities                                331,279               365,499              370,794
   Corporate Debt Securities                                  42,424                41,211               44,021
---------------------------------------------------------------------------------------------------------------
     Total Debt Securities                                   487,916               584,416              578,721
---------------------------------------------------------------------------------------------------------------
Equity Securities:
   Marketable Equity Securities                               13,961                 3,329               32,297
   Federal Reserve Bank and Federal
     Home Loan Bank Stock                                     18,116                20,643               20,643
---------------------------------------------------------------------------------------------------------------
     Total Equity Securities                                  32,077                23,972               52,940
---------------------------------------------------------------------------------------------------------------
     Total Securities Available for Sale                    $519,993              $608,388             $631,661
===============================================================================================================

The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 35% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios (at amortized cost) at December 31, 2001, excluding equity securities, were as follows:

MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                               After 1 Year  After 5 Years
                                                  Within        but Within    but Within       After
(Dollars in Thousands)                            1 Year          5 Years      10 Years       10 Years          Total
----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury Securities:
     Amortized Cost                               $    -        $   996       $     -        $      -        $    996
     Weighted Average Yield                            -%          4.94%            -%              -%           4.94%
Obligation of States and
   Political Subdivisions:
     Amortized Cost                                6,820          7,427             -          16,332          30,579
     Weighted Average Yield                         4.29%          6.25%            -%           7.85%           6.47%
Mortgage-Backed Securities:
     Amortized Cost                                    -              -             -           5,856           5,856
     Weighted Average Yield                            -%             -%            -%           5.27%           5.27%
Securities Issued by
   Foreign Governments:
     Amortized Cost                                    -            200            25               -             225
     Weighted Average Yield                            -%          6.81%         7.50%              -%           6.89%
----------------------------------------------------------------------------------------------------------------------
   Total Securities Held to Maturity
     Amortized Cost                               $6,820        $ 8,623       $    25        $ 22,188        $ 37,656
     Weighted Average Yield                         4.29%          6.11%         7.50%           6.99%           6.25%
======================================================================================================================

SECURITIES AVAILABLE FOR SALE
U.S. Treasury Securities:
     Amortized Cost                               $    -        $ 1,993       $     -        $      -        $  1,993
     Weighted Average Yield                            -%          4.94%            -%              -%           4.94%
Obligations of U.S. Government
   Agencies and Corporations:
     Amortized Cost                                    -          1,400             -          14,285          15,685
     Weighted Average Yield                            -%          5.17%            -%           6.31%           6.21%
Obligations of States and
   Political Subdivisions:
     Amortized Cost                                1,602         15,779        29,265          49,333          95,979
     Weighted Average Yield                         5.67%          5.19%         6.91%           7.54%          6.693%
Mortgage-Backed Securities:
     Amortized Cost                                  257            632           267         327,319         328,475
     Weighted Average Yield                         5.65%          6.41%         5.46%           6.51%           6.51%
Corporate Debt Securities:
     Amortized Cost                                    -              -             -          45,039          45,039
     Weighted Average Yield                            -%             -%            -%           9.04%           9.04%
----------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale:
     Amortized Cost                               $1,859        $19,804       $29,532        $435,976        $487,171
     Weighted Average Yield                         5.67%          5.20%         6.90%           6.89%           6.81%
======================================================================================================================


LOAN PORTFOLIO

Types of Loans

The following schedule presents the components of gross loans, by type, as of December 31, for each of the last five years.

(In Thousands)                2001       %        2000       %        1999       %       1998        %       1997        %
----------------------------------------------------------------------------------------------------------------------------
Commercial                 $  312,901   25.2  $  271,975    21.0  $  233,956    18.4  $  218,929   20.6    $145,100    15.4
Real Estate (1)               632,354   51.0     715,601    55.3     776,325    61.0     652,239   61.3     593,924    63.0
Lease Financing                21,186    1.7      25,009     1.9      18,462     1.5      11,022    1.0      11,852     1.2
Installment                   273,419   22.1     281,118    21.8     243,493    19.1     181,522   17.1     192,167    20.4
----------------------------------------------------------------------------------------------------------------------------
Total Loans Outstanding     1,239,860  100.0   1,293,703   100.0   1,272,236   100.0   1,063,712  100.0     943,043   100.0
Less: Unearned Income
   On Loans                     3,935              6,286              10,893               6,631             11,777
----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income                  $1,235,925         $1,287,417          $1,261,343          $1,057,081           $931,266
============================================================================================================================

(1) Includes mortgage loans held for sale amounting to $23,807,000 and $128,000 as of December 31, 1999 and 1998, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the maturity and sensitivities of loans (excluding residential mortgages of one-to-four family residences, installment loans and lease financing) outstanding as of December 31, 2001, and segregates loans with fixed interest rates from those with floating or variable interest rates.

                                                                   After 1 Year
                                                      Within         But Within           After
                                                      1 Year           5 Years           5 Years            Total
                                                     --------      -------------         -------            -----
Commercial                                           $251,221         $ 47,787           $13,893          $312,901
Real Estate-Construction                               68,838                -                 -            68,838
Real Estate-Commercial                                 57,819          176,289            47,399           281,507
--------------------------------------------------------------------------------------------------------------------
     Total                                           $377,878         $224,076           $61,292          $663,246
====================================================================================================================

Amount of Loans Based Upon:
   Fixed Interest Rates                                               $ 53,934           $27,752
   Variable Interest Rates                                             170,142            33,540
--------------------------------------------------------------------------------------------------------------------
     Total                                                            $224,076           $61,292
====================================================================================================================

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

The following table provides an analysis of non-performing assets as of December 31, for each of the last five years.

(Dollars in Thousands)                              2001          2000          1999           1998           1997
-------------------------------------------------------------------------------------------------------------------
Non-Accrual Loans (1):
   Commercial and Industrial                        $  838        $  713        $  490         $  754        $  190
   Loans Secured by Real Estate                      1,534         4,560         3,493          6,029         7,015
   Lease Financing                                   1,703             -             -              -             -
   Loans to Individuals for
     Household, Family and Other
     Personal Expenditure                              298           346           399            498           350
-------------------------------------------------------------------------------------------------------------------
Total Non-Accrual Loans                              4,373         5,619         4,382          7,281         7,555
-------------------------------------------------------------------------------------------------------------------

Loans Past Due 90 Days or More (2):
     Commercial and Industrial                           -            81         1,273              -             -
     Loans Secured by Real Estate                    1,799           686         2,196            986         1,619
     Lease Financing                                   101             -             -              -           169
     Loans to Individuals for
         Household, Family and Other
         Personal Expenditures                         164           351           263            303           577
-------------------------------------------------------------------------------------------------------------------
Total Loans Past Due 90 Days or More                 2,064         1,118         3,732          1,289         2,365
-------------------------------------------------------------------------------------------------------------------

Troubled Debt Restructured                               -            14            28             42            53
-------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Loans                        6,437         6,751         8,142          8,612         9,973

Other Real Estate Owned (3)                            127           165            56            507         1,503
Other Assets Owned (4)                                  64            28            53             51           174
-------------------------------------------------------------------------------------------------------------------

   Total Non-Performing Assets                      $6,628        $6,944        $8,251         $9,170       $11,650
===================================================================================================================

 Non-Performing Loans as a
   Percentage of Loans (year-end)                     0.52%         0.52%         0.65%          0.81%         1.07%
===================================================================================================================

Non-Performing Loans as
   Percentage of Total Assets (year-end)              0.33%         0.32%         0.39%          0.45%         0.56%
===================================================================================================================

Non-Performing Assets as
   A Percentage of Loans, Other
   Real Estate Owned and Other
   Assets Owned (year-end)                            0.54%         0.54%         0.65%          0.87%         1.25%
===================================================================================================================

Non-Performing Assets as
   A Percentage of Total Assets (year-end)            0.34%         0.33%         0.39%          0.48%         0.65%
===================================================================================================================

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

Subsequent Development
----------------------

A subsequent development occurring in February 2002 involved a credit facility of $130 million to Suprema Specialties, a company which filed for bankruptcy of February 24, 2002. UnitedTrust Bank is a participant in this facility to the extent of $5.3 million at February 28, 2002. The facility is secured by all corporate assets of Suprema, including accounts receivable and inventory. The creditor group is currently evaluating its overall collateral position and at the present, the extent of any loss to UnitedTrust Bank is indeterminable. UnitedTrust Bank is working with other bank creditors to mitigate any potential loss and the loan was placed on non-accrual status in late February 2002 and accordingly is not included in the preceding table.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for loan losses for each of the five years ending December 31:

(Dollars in Thousands)                         2001            2000             1999            1998              1997
----------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned
   Income - December 31,                    $1,235,925       $1,287,417      $1,261,343       $1,057,081        $931,266
============================================================================================================================
Average Loans Outstanding                    1,234,603        1,290,091       1,138,080          979,872         906,091
============================================================================================================================

Allowance for Loan
  Losses - January 1,                           12,419           10,386          11,174           11,739          11,874
Loans Charged Off:
   Commercial                                     (378)            (102)         (1,291)            (251)           (101)
   Real Estate                                    (115)            (357)            (54)          (1,466)           (750)
   Lease Financing                                 (64)             (13)              -              (28)              -
   Installment                                  (3,213)          (3,273)         (3,442)          (3,489)         (4,700)
----------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                         (3,770)          (3,745)         (4,787)          (5,234)         (5,551)
----------------------------------------------------------------------------------------------------------------------------

Recoveries of Loans:
   Commercial                                      183              223              74                9             105
   Real Estate                                       1               18              48              306             164
   Lease Financing                                   -               13               -                -               -
   Installment                                     884              794             845              910             715
----------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                 1,068            1,048             967            1,225             984
----------------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                           (2,702)          (2,697)         (3,820)          (4,009)         (4,567)
Reduction Related to Loan Sale                       -                -            (793)               -               -
Provision for Loan Losses                        2,761            4,730           3,825            3,444           4,432
----------------------------------------------------------------------------------------------------------------------------
Allowance for Loan
  Losses - December 31,                     $   12,478       $   12,419      $   10,386       $   11,174        $ 11,739
============================================================================================================================

Allowance for Loan Losses
   to Non-Performing
   Loans - December 31,                         193.85%          183.96%         127.56%          129.75%         117.71%
============================================================================================================================

Allowance for Loan
   Losses to Total Loans
   Outstanding - December 31,                     1.01%            0.96%           0.82%            1.06%           1.26%
============================================================================================================================

Net Loans Charged Off to
   Average Loans Outstanding                      0.22%            0.21%           0.34%            0.41%           0.50%
============================================================================================================================

Allocation of the Allowance for Loan Losses

The accompanying table sets forth the allocation of the allowance for loan losses (the "Allowance") by category of loans and the percentage of loans in each category to total loans at December 31 for each of the past five years.


                                                       Years Ended December 31,
(Dollars in        ---------------------------------------------------------------------------------------------------
 Thousands)               2001                 2000               1999               1998                1997
----------------------------------------------------------------------------------------------------------------------
                               % of                % of                % of               % of                 % of
                    Amount    Loans      Amount    Loans     Amount    Loans    Amount    Loans     Amount      Loans
                      of     To Total      of     To Total     of    To Total     of     To Total     of      To Total
                   Allowance  Loans    Allowance   Loans   Allowance   Loans   Allowance  Loans    Allowance    Loans
----------------------------------------------------------------------------------------------------------------------
Commercial          $ 4,076     25%     $ 4,227     21%     $ 3,432     18%     $ 2,198    21%      $ 2,370      16%
Real Estate           3,072     51        2,233     55        1,888     61        5,062    61         5,115      63
Lease Financing         641      2          395      2          314      2          152     1           136       1
Installment           4,276     22        4,919     22        4,605     19        3,715    17         3,851      20
Unallocated             413      -          645      -          147      -           47     -           267       -
----------------------------------------------------------------------------------------------------------------------
     Total          $12,478    100%     $12,419    100%     $10,386    100%     $11,174   100%      $11,739     100%
======================================================================================================================


The Company utilizes a comprehensive approach when calculating the adequacy of its Allowance. A migration analysis tracks the loss experience of individual commercial and commercial real estate loans over a minimum eight quarter period. Loss factors are developed as a result of this migration analysis and applied to the current commercial and commercial real estate portfolios. The loss factors may be adjusted by certain qualitative factors to reflect the impact of current conditions. Qualitative factors taken into consideration are delinquency and charge-off trends, portfolio characteristics and volume changes, lending policies, depth of management, economic trends, credit concentrations and legal and regulatory requirements. Historical loss experience is utilized for the Company's residential mortgage and consumer installment loan portfolios. The adequacy of the Allowance is monitored on an ongoing basis and a quarterly analysis is performed. Management's Quarterly Allowance adequacy analysis is presented to the Company's Executive Committee of the Board for review and approval.

All commercial and commercial real estate loans, $100,000 and greater, containing elements of credit concern are tested individually for impairment. Such loans are considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay or insignificant shortfall in the amount of payments does not require a loan to be considered impaired. A loan is also not considered to be impaired during a period of delay in payment if the Bank expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. When a loan is deemed impaired under FAS 114/118 impairment is measured utilizing one of three methods, the present value of expected future cash flows discounted at the loan's effective interest rate, fair value of collateral or the observable market price of such loans. The level of impairment is recognized to the extent that the measurement, as determined above, of the impaired loan is less than the recorded investment in the loan. The Company will establish a specific reserve for such loans when certain important, reasonably specific factors may strengthen the loan or lease. Otherwise the company will take an immediate charge to the Allowance for the amount of the impairment. Smaller commercial and commercial real estate loans as well as residential mortgage loans and consumer installment loans are evaluated as a group.

A thorough loan review process has been established for the Company. Various credit quality committees are used to monitor and manage credit risk involving relationship managers, department heads and the Company's executive management. On a monthly basis, management reviews all portfolios for performance and reports to the Company's Executive Committee of the Board on the status of these portfolios. Additionally, the Company engages the services of an outside loan review consulting firm to review the Company's loan portfolios. They review different segments of the loan portfolios each month and prepare a quarterly report that is reviewed with the Company's Audit Committee of the Board. The loan review service provider also performs a quarterly review of the adequacy of the Allowance calculation.

The allowance for loan losses is maintained at a level considered adequate to provide for inherent and estimable loan losses. Management believes that the Allowance is adequate based on the Company's historical loss levels as well as the inherent risk of loss that exists as of the review date. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon adverse changes in economic conditions and specific elements underlying the Company's ability to collect upon a loan including significant changes in collateral value and the deterioration in the financial condition of borrowers.

DEPOSITS

The following table reflects the average balances and average rates paid on deposits for each of the past three years.

                                            2001                         2000                         1999
                                   ----------------------------------------------------------------------------------
                                    Average        Average       Average       Average         Average        Average
  (Dollars in Thousands)            Balance         Rate         Balance        Rate           Balance         Rate
  -------------------------------------------------------------------------------------------------------------------
  Demand and Non-Interest
     Bearing Savings               $  256,491           -%     $  247,912           -%       $  253,038           -%
  -------------------------------------------------------------------------------------------------------------------
  Interest-bearing
     Transaction Accounts             222,934        1.27         226,604        1.81           228,134        1.88
  Other Savings                       331,697        2.37         352,584        3.37           325,480        2.09
  Time                                640,910        5.07         697,769        5.67           650,791        4.98
  -------------------------------------------------------------------------------------------------------------------
     Total Savings and Time         1,195,541        3.61       1,276,957        4.35         1,204,405        3.61
  -------------------------------------------------------------------------------------------------------------------
  Total Deposits                   $1,452,032        2.97%     $1,524,869        3.65%       $1,457,443        2.98%
  ===================================================================================================================

The following table sets forth a summary of the maturities of time certificates of deposit $100,000 and over at December 31, 2001.

(In Thousands)
------------------------------------------------------------------------------------------------------------------
Three Months or Less                                                                                     $ 57,834
Over Three Through Six Months                                                                              18,587
Over Six Through Twelve Months                                                                             17,275
Over Twelve Months                                                                                         30,807
------------------------------------------------------------------------------------------------------------------
   Total                                                                                                 $124,503
==================================================================================================================


RETURN ON EQUITY AND ASSETS

United's 2001 Annual Report, Financial Review section, contains on page 14, "Selected Consolidated Financial Data," the information required by this Item and that information is incorporated herein by reference.

SHORT-TERM BORROWINGS

The following table sets forth certain information regarding the Company's short-term borrowed funds at or for the years ended December 31:

                                                                             2001           2000
---------------------------------------------------------------------------------------------------
Securities Sold Under Agreements to Repurchase:
     Average Balance Outstanding                                           $ 94,600       $ 66,577
     Weighted Average Interest Rate                                            5.32%          6.64%
     Highest Month-End Balance                                             $163,807       $123,024
---------------------------------------------------------------------------------------------------

Borrowed Funds:
     Average Balance Outstanding                                           $  2,212       $ 24,719
     Weighted Average Interest Rate                                            3.78%          6.22%
     Highest Month-End Balance                                             $ 34,194       $ 56,540
---------------------------------------------------------------------------------------------------

Federal Home Loan Bank Advances:
     Average Balance Outstanding                                           $ 89,340       $122,009
     Weighted Average Interest Rate                                            4.71%          6.57%
     Highest Month-End Balance                                             $158,500       $180,900
---------------------------------------------------------------------------------------------------

(f) Executive Officers of the Registrant

The following persons are executive officers of the Company or the Bank who do not also serve as directors of the Company.

                                          Executive
                                           Officer                       Principal Occupation or Employment
Name                            Age         Since                              For the Past Five Years
----------------------------  ---------  -------------  -------------------------------------------------------------
Alfred J. Soles                  51          2001       Vice President and Treasurer of the Company since June 11,
                                                        2001; Executive Vice President and Chief Financial Officer of
                                                        the Bank since June 2001; previously Senior Vice President of
                                                        Summit Bank.

Ralph L. Straw, Jr.              59          1993       Vice President, General Counsel and Secretary of the
                                                        Company since July 1, 1996; Executive Vice President
                                                        General Counsel and Cashier of the Bank since
                                                        July 1, 1996.

A. Richard Abrahamian            42          1992       Senior Vice President and Chief Accounting
                                                        Officer of the Bank.

John J. Cannon                   57          1995       Executive Vice President and Senior Trust Officer of the Bank
                                                        since June 19, 2001; Senior Vice President and Senior Trust
                                                        Officer of the Bank since January 1, 1996.

Warren R. Gerleit                54          1992       President and Chief Operating Officer and Director of the
                                                        Bank since January 1, 2000.  Executive Vice President -
                                                        Lending and Branch Administration since September 10,
                                                        1996.

Joanne F. Herb                   51          1993       Senior Vice President and Corporate Strategic Planning
                                                        Manager of the Bank.

Raymond C. Kenwell               50          1995       Executive Vice President, Consumer and Commercial
                                                        Lending of the Bank since January 1, 2000;
                                                        Senior Vice President-Commercial Lending since
                                                        December 21, 1995.

Charles E. Nunn, Jr.             48          1995       Senior Vice President and Director of Human Resources of
                                                        the Bank.

Donald E. Reinhard               47          1996       Senior Vice President and Director of Marketing of the
                                                        Bank since September 10, 1996; Vice President and
                                                        Marketing Manager 1993-1996.

Edward M. Rolfe                  51          1999       Senior Vice President and Branch Administrator of the
                                                        Bank since December 21, 1999; Vice President and
                                                        Branch Administrator since December 17, 1996.

Richard G. Tappen                51          1998       Executive Vice President, Real Estate Group of the Bank since
                                                        December 15, 1998; President and Chief Executive Officer of
                                                        United Commercial Capital Group since July 28, 1997;
                                                        previously Senior Vice President of Summit Bank.

Item 2 - Properties

The corporate headquarters of United is located in a three-story facility in Bridgewater, New Jersey. The building, which is leased, is approximately 65,000 square feet and houses the executive offices of the Company and the Bank, and a branch office of the Bank. The Bank occupies thirty five additional branch offices, of which eighteen are owned and seventeen are leased.

United's 2001 Annual Report Financial Review section contains information on page 27, Note 8; pages 28 through 29, Note 11 and pages 35 through 36, Note 16, that is incorporated herein by reference.

Item 3 - Legal Proceedings

United's 2001 Annual Report, Financial Review section, contains on pages 35 through 36, Note 16, the information required by Item 3 and that information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of Shareholders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters

The only voting securities of the Company consist of its common stock outstanding. The shares are listed on the NASDAQ National Market, formerly known as the National Association of Securities Dealers Automated Quotation National Market System, under the symbol UNBJ.

On December 31, 2001, there were 2,100 shareholders of the Company's common stock.

The following table sets forth by quarter the range of high and low closing sales price for United National Bancorp's capital stock and the cash dividends declared per common share during the past two years as reported on NASDAQ:

                                                                                                     Cash Dividends
                      Year            Quarter                 High                     Low                 Declared
                      2000              First               $21.56                  $15.88                    $0.20
                                       Second                21.50                   16.50                     0.20
                                        Third                18.06                   16.06                     0.20
                                       Fourth                19.19                   15.06                     0.20

                      2001              First                20.72                   18.00                     0.20
                                       Second                22.68                   18.80                     0.20
                                        Third                25.50                   21.51                     0.20
                                       Fourth                25.10                   21.92                     0.20


Item 6 - Selected Financial Data

United's 2001 Annual Report, Financial Review section, contains on pages 14 and 19 through 22 (Note 1) information required by Item 6 and that information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

United's 2001 Annual Report, Financial Review section, contains on pages 1 through 13 information required by Item 7 and that information is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

United's 2001 Annual Report, Financial Review section, contains on pages 13 and 15 through 41 information required by Item 8 and that information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III

Item 10 - Directors and Executive Officers of the Registrant

United's Proxy Statement for its 2002 Meeting will contain, under the caption "Election of United Directors For Consideration and Vote by United Stockholders Only", the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I,
Item 1(f).

Item 11 - Executive Compensation

United's Proxy Statement for its 2002 Meeting will contain, under the captions "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 and that information is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

United's Proxy Statement for its 2002 Annual Meeting will contain, under the caption "Stock Ownership of Management and Principal Shareholder", the information required by Item 12 and that information is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

United's Proxy Statement for its 2002 Annual Meeting will contain, under the caption "Compensation Committee Interlocks and Insider Participation", the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The consolidated financial statements and report of independent public accountants listed below of United National Bancorp, included in United's 2001 Annual Report, are incorporated herein by reference.

                                                                         Financial Review Page *

         Independent Auditors' Report                                           41

         Consolidated Balance Sheets at December 31,
                  2001 and 2000                                                 15
         Consolidated Statements of Income for the
                  Three Years Ended December 31, 2001                           16
         Consolidated Statements of Changes in
                  Stockholders' Equity for the Three
                  Years Ended December 31, 2001                                 17
         Consolidated Statements of Cash Flows
                  for the Three Years Ended
                  December 31, 2001                                             18
         Notes to Consolidated Financial Statements                             19-40
         Consolidated Unaudited Quarterly Financial Data                        13


         *Refers to respective page numbers of United National Bancorp's 2001 Annual Report to Shareholders, Financial Review section, included as
         Exhibit 13. Such pages are incorporated herein by reference.

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

         (10)     Material Contracts

              (a) Change of Control Agreements for nine executive officers effective July 1, 1998 (incorporated by reference to the Company's Report on Form 8-K filed with the



                           Securities and Exchange Commission on August 28, 1998
                           (Exhibits 10(a) through 10(h))).
              (b)          Stock Purchase and Stockholder Agreement dated as of
                           October 24, 1995 among HUB Financial Services, Inc.,
                           HUBCO, Inc., Hudson United Bank, United National
                           Bancorp and United National Bank (incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1995).
              (c) Executive Supplemental Retirement Income Agreement and Conditions, Assumptions, and Schedule of Contributions and Phantom Contributions for six
                           Executive Officers (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(f))).
              (d)          Executive Death Benefit Master Agreement
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-K for the Year Ended December 31,
                           1997 filed with the Securities and Exchange
                           Commission on March 30, 1998 (Exhibit 10(g))).
              (e) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
                           (Exhibit 10(h))).
              (f) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
                           (Exhibit 10(i))).
              (g)          Directors Deferred Compensation Plan for United
                           National Bancorp (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(j))).
              (h)          Directors Deferred Compensation Plan for United
                           National Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
                           Ended December 31, 1997 filed with the Securities and
                           Exchange Commission on March 30, 1998 (Exhibit
                           10(k))).
              (i) Change of Control Agreements for nine executive officers effective November 14, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001
                           (Exhibit 10(i)))
              (j) Change of Control Agreements for one executive officer effective August 15, 2001.
              (k)          2001 Officer Long-Term Equity Plan and the 2001
                           Non-Employee Director Long-Term Equity Plan for
                           United National Bancorp (incorporated by reference on the Company's Report on Form S-8 filed with the Securities and Exchange Commission on August 22,
                           2001.)
         (13) Portions of United National Bancorp's Annual Report to its Shareholders for the fiscal Year Ended
                           December 31, 2001 are incorporated by reference into this Annual Report on Form 10-K.
         (21)              List of Subsidiaries
         (23)              Consent of Independent Public Accountants



(b)      Reports on Form 8-K

         A Form 8-K was filed on November 1, 2001. Under Item 5 Other Events, the Board of Directors of

         United National Bancorp (the "Company") adopted a shareholder rights plan. United's press release dated November 1, 2001, United National Bancorp, Announces Shareholder Rights Plan and the Rights Agreement were included as exhibits.

         A Form 8-K was filed on November 21, 2001. Under Item 5, United National Bancorp ("United") and Vista Bancorp, Inc., ("Vista") issued a press release jointly announcing that they have entered into a definitive agreement in which United will acquire Vista in a fixed exchange of cash and stock. Vista is a bank holding company with $699 million in assets, and is headquartered in Phillipsburg, New Jersey. United's press release dated November 20, 2001, United National Bancorp and Vista Bancorp Announce Plans To Merge, Agreement and Plan of Merger and Stock Option Agreement were included as exhibits.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED NATIONAL BANCORP

                                      By: /s/ Thomas C. Gregor
                                          ---------------------------------
                                          Thomas C. Gregor
                                          Chairman of the Board,
                                          President and Chief Executive Officer
Dated: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                              Title                               Date
     ---------                              -----                               ----

 /s/ Thomas C. Gregor                     Chairman of the                       March 15, 2002
----------------------                    Board, President and
   Thomas C. Gregor                       Chief Executive Officer
                                          and Director

 /s/ Alfred J. Soles                      V.P. & Treasurer                      March 15, 2002
-----------------------                   (Principal Financial Officer)
   Alfred J. Soles

 /s/ A. Richard Abrahamian                Senior V.P. and Chief                 March 15, 2002
--------------------------                Accounting Officer of
   A. Richard Abrahamian                  UnitedTrust Bank
                                          (Principal Accounting Officer)

 /s/ George W. Blank                      Director                              March 15, 2002
---------------------------------
   George W. Blank

 /s/ C. Douglas Cherry                    Director                              March 15, 2002
-----------------------
   C. Douglas Cherry

 /s/ William T. Kelleher, Jr.             Director                              March 15, 2002
----------------------------------
   William T. Kelleher,  Jr.

 /s/ John R. Kopicki                      Director                              March 15, 2002
--------------------------
   John R. Kopicki

 /s/ Antonia S. Marotta                   Director                              March 15, 2002
---------------------------------
   Antonia S. Marotta

 /s/ John W. McGowan III                  Director                              March 15, 2002
------------------------
   John W. McGowan III

 /s/ Patricia A. McKiernan                Director                              March 15, 2002
--------------------------
   Patricia A. McKiernan

 /s/ Charles N. Pond, Jr.                 Director                              March 15, 2002
-------------------------
   Charles N. Pond, Jr.



 /s/ Paul K. Ross                         Director                              March 15, 2002
----------------------------
   Paul K. Ross

 /s/ Arlyn D. Rus                         Director                              March 15, 2002
-----------------------------
   Arlyn D. Rus

 /s/ David R. Walker                      Director                              March 15, 2002
---------------------------
   David R. Walker

 /s/ Ronald E. West                       Director                              March 15, 2002
---------------------------
   Ronald E. West

 /s/ George J. Wickard                    Director                              March 15, 2002
------------------------
   George J. Wickard