Form 10-Q
period 2002-03-31
UNITED NATIONAL BANCORP
filed 2002-05-15
CIK 831959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to


                        Commission File Number: 000-16931

                             United National Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                       22-2894827
-------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         identification No.)

1130 Route 22 East, Bridgewater, New Jersey                     08807-0010
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (908) 429-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] Yes    [ ] No

As of May 1, 2002, there were 14,603,117 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                       PAGE(S)
ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                                                            1-7

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                         8-17

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk                                     18

PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                                              19

SIGNATURES                                                                                              20


Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                               March 31,         December 31,
                                                                                 2002                2001
                                                                               ---------         ------------
ASSETS
Cash and Due from Banks                                                        $   35,755         $   55,764
------------------------------------------------------------------
Securities Available for Sale, at Market Value                                    557,145            519,993
------------------------------------------------------------------
Securities Held to Maturity                                                        41,340             37,656
------------------------------------------------------------------
Loans, Net of Unearned Income                                                   1,256,404          1,235,925
------------------------------------------------------------------
     Less: Allowance for Loan Losses                                               16,344             12,478
-------------------------------------------------------------------------------------------------------------
          Loans, Net                                                            1,240,060          1,223,447
------------------------------------------------------------------
Premises and Equipment, Net                                                        25,913             26,397
------------------------------------------------------------------
Other Real Estate, Net                                                                 61                127
------------------------------------------------------------------
Intangible Assets, Primarily Core Deposit Premiums                                  4,848              5,219
------------------------------------------------------------------
Cash Surrender Value of Life Insurance Policies                                    57,710             56,881
------------------------------------------------------------------
Other Assets                                                                       33,546             36,966
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $1,996,378         $1,962,450
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
     Demand                                                                    $  266,909         $  272,283
------------------------------------------------------------------
     Savings                                                                      557,505            573,734
------------------------------------------------------------------
     Time                                                                         579,153            554,687
-------------------------------------------------------------------------------------------------------------
          Total Deposits                                                        1,403,567          1,400,704
------------------------------------------------------------------
Short-Term Borrowings                                                              71,668            121,955
------------------------------------------------------------------
Other Borrowings                                                                  350,804            255,269
------------------------------------------------------------------
Other Liabilities                                                                  21,745             28,771
-------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                     1,847,784          1,806,699
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2002 and 2001
     None issued and outstanding                                                        -                  -
------------------------------------------------------------------
Common Stock, $1.25 Par Value,
     Authorized Shares 25,000,000 in 2002 and 2001
     Issued Shares 16,223,840 in 2002 and 16,208,434 in 2001
     Outstanding Shares 14,635,617 in 2002 and 14,876,211 in 2001                  20,280             20,261
------------------------------------------------------------------
Additional Paid-in Capital                                                        130,322            130,138
------------------------------------------------------------------
Retained Earnings                                                                  31,865             30,793
------------------------------------------------------------------
Treasury Stock, at Cost - 1,588,223 shares in 2002 and 1,332,223
     shares in 2001                                                               (31,721)           (25,929)
------------------------------------------------------------------
Restricted Stock                                                                      (24)               (36)
------------------------------------------------------------------
Accumulated Other Comprehensive (Loss) Income                                      (2,128)               524
-------------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity                                              148,594            155,751
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,996,378         $1,962,450
=============================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                              2002             2001
                                                                                          ----------         ---------
INTEREST INCOME
Interest and Fees on Loans                                                                   $21,039          $26,606
------------------------------------------------------------------------------------
Interest and Dividends on Securities Available for Sale:
------------------------------------------------------------------------------------
   Taxable                                                                                     7,333            9,322
------------------------------------------------------------------------------------
   Tax-Exempt                                                                                  1,090            1,002
------------------------------------------------------------------------------------
Interest and Dividends on Securities Held to Maturity:
   Taxable                                                                                        73              329
------------------------------------------------------------------------------------
   Tax-Exempt                                                                                    335              265
------------------------------------------------------------------------------------
Interest on Federal Funds Sold and
   Deposits with Federal Home Loan Bank                                                            3               45
---------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                                      29,873           37,569
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Savings Deposits                                                                   1,428            3,606
------------------------------------------------------------------------------------
Interest on Time Deposits                                                                      5,549           10,455
------------------------------------------------------------------------------------
Interest on Short-Term Borrowings                                                                536            3,494
------------------------------------------------------------------------------------
Interest on Other Borrowings                                                                   4,198            2,612
---------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                                     11,711           20,167
---------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                           18,162           17,402
------------------------------------------------------------------------------------
Provision for Loan Losses                                                                      4,625              546
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                           13,537           16,856
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Trust Income                                                                                   1,537            1,885
------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                                                              954              919
------------------------------------------------------------------------------------
Other Service Charges, Commissions and Fees                                                      871            1,643
------------------------------------------------------------------------------------
Net Gains from Securities Transactions                                                             -              175
------------------------------------------------------------------------------------
Income on Corporate Owned Life Insurance                                                         829              781
------------------------------------------------------------------------------------
Dissolution of Joint Venture                                                                   1,171                -
------------------------------------------------------------------------------------
Other Income                                                                                     546              457
---------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                                                   5,908            5,860
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                                                          7,132            6,335
------------------------------------------------------------------------------------
Occupancy Expense, Net                                                                         1,429            1,542
------------------------------------------------------------------------------------
Furniture and Equipment Expense                                                                1,055            1,104
------------------------------------------------------------------------------------
Data Processing Expense                                                                        1,130            1,866
------------------------------------------------------------------------------------
Amortization of Intangible Assets                                                                371              357
------------------------------------------------------------------------------------
Other Expenses                                                                                 3,136            3,521
---------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                                                 14,253           14,725
---------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                       5,192            7,991
------------------------------------------------------------------------------------
Provision for Income Taxes                                                                     1,190            2,126
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $ 4,002          $ 5,865
=====================================================================================================================
NET INCOME PER COMMON SHARE:
   Basic                                                                                     $  0.27          $  0.39
=====================================================================================================================
   Diluted                                                                                   $  0.27          $  0.39
=====================================================================================================================
Weighted Average Shares Outstanding:
   Basic                                                                                      14,736           15,124
=====================================================================================================================
   Diluted                                                                                    14,869           15,229
=====================================================================================================================


  See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                            Accumulated
                                         Additional                                            Other             Total
                                 Common   Paid-In      Retained    Treasury    Restricted   Comprehensive     Stockholders'
                                  Stock   Capital      Earnings     Stock        Stock      Income (Loss)        Equity
                              --------------------------------------------------------------------------------------------
Balance-December 31, 2001        $20,261  $130,138      $30,793    $(25,929)       $(36)      $  $524            $155,751
------------------------------
Net Income                             -         -        4,002           -           -             -               4,002
------------------------------
Cash Dividends Declared
   ($0.20 Per Share)                   -         -       (2,930)          -           -             -              (2,930)
------------------------------
Exercise of Stock Options
   (15,406 Shares)                    19       184            -           -           -             -                 203
------------------------------
Change in Unrealized Loss on
  Securities Available for Sale,
  Net of Tax                           -         -            -           -           -        (2,652)             (2,652)
------------------------------
Purchase of Treasury Stock
   (256,000 shares)                    -         -            -      (5,792)          -             -              (5,792)
------------------------------
Restricted Stock Activity, Net         -         -            -           -          12             -                  12
-------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 2002           $20,280  $130,322      $31,865    $(31,721)       $(24)      $(2,128)           $148,594
=========================================================================================================================




See Accompanying Notes to Consolidated Financial Statements.

                                         United National Bancorp
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In Thousands)
                                               (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------------
                                                                                   2002                 2001
                                                                                 ----------         -----------
  OPERATING ACTIVITIES
  Net Income                                                                       $  4,002             $  5,865
  --------------------------------------------------------------------
  Adjustments to Reconcile Net Income to Net Cash Provided
  --------------------------------------------------------------------
   By Operating Activities:
    Depreciation and Amortization                                                     1,215                1,202
  --------------------------------------------------------------------
    Accretion of Securities Premiums, Net                                               (27)                (133)
  --------------------------------------------------------------------
    Provision for Loan Losses                                                         4,625                  546
  --------------------------------------------------------------------
    (Benefit) Provision for Deferred Income Taxes                                      (169)                 446
  --------------------------------------------------------------------
    Loss on Disposition of Premises and Equipment                                        (1)                   3
  --------------------------------------------------------------------
    Net Gains from Securities Transactions                                                -                 (175)
  --------------------------------------------------------------------
    Increase in Life Insurance                                                         (829)                (781)
  --------------------------------------------------------------------
    Decrease in Other Assets                                                          4,849                2,029
  --------------------------------------------------------------------
    (Decrease) Increase in Other Liabilities                                         (6,857)               1,569
  --------------------------------------------------------------------
    Restricted Stock Activity, Net                                                       12                   13
  ---------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                         6,820               10,584
  ---------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES
  Securities Available for Sale:
    Proceeds from Sales of Securities                                                 5,660               20,000
  --------------------------------------------------------------------
    Proceeds from Maturities of Securities                                           36,292                6,169
  --------------------------------------------------------------------
    Purchases of Securities                                                         (83,131)             (13,862)
  --------------------------------------------------------------------
  Securities Held to Maturity:
    Proceeds from Maturities of Securities                                            2,419               20,754
  --------------------------------------------------------------------
    Purchases of Securities                                                          (6,130)              (7,602)
  --------------------------------------------------------------------
  Net (Increase) Decrease in Loans                                                  (21,238)              16,252
  --------------------------------------------------------------------
  Expenditures for Premises and Equipment                                              (361)                (145)
  --------------------------------------------------------------------
  Proceeds from the Sale of Premises and Equipment                                        2                    -
  --------------------------------------------------------------------
  Decrease in Other Real Estate, Net                                                     66                   34
  ---------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Investing Activities                             (66,421)              41,600
  ---------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES
  Net Decrease in Demand and Savings Deposits                                       (21,603)             (18,506)
  --------------------------------------------------------------------
  Net Increase in Time Deposits                                                      24,466               32,249
  --------------------------------------------------------------------
  Net Decrease in Short-Term Borrowings                                             (50,287)             (57,235)
  --------------------------------------------------------------------
  Advances on Other Borrowed Funds                                                   95,767               10,000
  --------------------------------------------------------------------
  Repayments in Other Borrowed Funds                                                   (232)             (20,039)
  --------------------------------------------------------------------
  Cash Dividends on Common Stock                                                     (2,930)              (3,001)
  --------------------------------------------------------------------
  Proceeds from Exercise of Stock Options                                               203                  106
  --------------------------------------------------------------------
  Treasury Stock Acquired, at Cost                                                   (5,792)              (3,713)
  ---------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing Activities                              39,592              (60,139)
  ---------------------------------------------------------------------------------------------------------------
  Net (Decrease) Increase in Cash and Cash Equivalents                              (20,009)              (7,955)
  --------------------------------------------------------------------
  Cash and Cash Equivalents at Beginning of Period                                   55,764               50,414
  ---------------------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents at End of Period                                       $ 35,755             $ 42,459
  ===============================================================================================================
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Period:
    Interest                                                                       $ 12,224             $ 16,374
    Taxed Paid                                                                            -                    -


  See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited Consolidated Financial Statements included herein have been prepared by United National Bancorp (the "Company"), in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the operating results for the interim periods, have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2002.

(2)      Pending Acquisition

On November 20, 2001, the Company and Vista Bancorp ("Vista") signed a definitive agreement under which the Company will acquire Vista in a merger transaction for cash and stock. Pursuant to the terms of the definitive agreement, the Company will pay to Vista shareholders approximately $37.6 million in cash and issue an approximate aggregate of 4,655,518 shares of its common stock, subject to adjustments if any of the Vista stock options are exercised prior to the completion of the merger. The value of the merger consideration per Vista share that a Vista shareholder will receive will be the sum of 0.8775 times the average of the closing prices for the Company's common stock during the ten consecutive full trading days ending on the fifth trading day before the completion of the merger and $7.09. The proposed acquisition, which will be accounted for as a purchase, is subject to certain closing conditions, and is expected to be completed in the second quarter of 2002. Vista is a $740 million asset bank holding company headquartered in Phillipsburg, New Jersey and operates sixteen branches in western New Jersey and eastern Pennsylvania.

(3)      Comprehensive Income

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        -------------------------
                                                                                         2002              2001
                                                                                        -------          --------
Net Income                                                                             $ 4,002           $ 5,865
-----------------------------------------------------------------------------------
Change In Market Value on Securities
   Available for Sale, Net of Taxes                                                     (2,652)            6,798
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                   $ 1,350           $12,663
=================================================================================================================


(4)      Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 133,000 and 105,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

(5)      Amortization of Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

SFAS No. 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No.142.

The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no significant impact on the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. During the three months ended March 31, 2002, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $371,000, which primarily represented core deposits intangibles. The remaining amortization period of the core deposits intangibles is approximately 3 years.

(6)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.


                                                                                 Trust and
  Results of Operations for                  Retail    Commercial                Investment
  The Three Months Ended March 31, 2002     Banking     Banking    Investments    Services  All Other  Consolidated
-------------------------------------------------------------------------------------------------------------------
  Interest Income                          $   10,304   $  10,760    $   9,601    $      -   $      -   $   30,665
------------------------------------------
  Interest Expense                              6,892           -        4,819           -          -       11,711
------------------------------------------
  Funds Transfer Pricing Allocation             6,183      (6,745)      (3,716)          -      4,278            -
-------------------------------------------------------------------------------------------------------------------
     Net Interest Income                        9,595       4,015        1,066           -      4,278       18,954
  Provision for Loan Losses                       367       4,258            -           -          -        4,625
-------------------------------------------------------------------------------------------------------------------
     Net Interest Income
         After Provision for Loan Losses        9,228        (243)       1,066           -      4,278       14,329
------------------------------------------
  Non-Interest Income                           1,717         292          937       1,721      1,241        5,908
------------------------------------------
  Non-Interest Expense                         10,391       2,116          167       1,579          -       14,253
-------------------------------------------------------------------------------------------------------------------
     Net Income (Loss) Before Taxes        $      554   $  (2,067)   $   1,836    $    142   $  5,519   $    5,984
-------------------------------------------------------------------------------------------------------------------
  Average Balances:
  Gross Funds Provided                     $1,385,269   $       -    $ 403,711    $      -   $195,369   $1,984,349
------------------------------------------
     Funds Used: Interest-Earning Assets      592,133     647,936      575,550           -          -    1,815,619
------------------------------------------
     Non-Interest-Earning Assets               12,212       2,598       57,236           -     96,684      168,730
-------------------------------------------------------------------------------------------------------------------
  Net Funds Provided (Used)                $  780,924   $(650,534)   $(229,075)   $      -   $ 98,685   $        -
-------------------------------------------------------------------------------------------------------------------



                                                                                Trust and
  Results of Operations for                  Retail    Commercial               Investment
  The Three Months Ended March 31, 2001     Banking     Banking    Investments   Services   All Other  Consolidated
-------------------------------------------------------------------------------------------------------------------
  Interest Income                          $   14,274   $  12,362    $  11,648    $      -   $      -   $   38,284
------------------------------------------
  Interest Expense                             13,593           -        6,574           -          -       20,167
------------------------------------------
  Funds Transfer Pricing Allocation            11,576      (8,231)      (3,662)          -        317            -
-------------------------------------------------------------------------------------------------------------------
     Net Interest Income                       12,257       4,131        1,412           -        317       18,117
  Provision for Loan Losses                     1,236        (690)           -           -          -          546
-------------------------------------------------------------------------------------------------------------------
     Net Interest Income
------------------------------------------
         After Provision for Loan Losses       11,021       4,821        1,412           -        317       17,571
-------------------------------------------
  Non-Interest Income                           2,560          88        1,151       2,032         29        5,860
------------------------------------------
  Non-Interest Expense                         11,597       1,825           78       1,225          -       14,725
-------------------------------------------------------------------------------------------------------------------
     Net Income Before Taxes               $    1,984   $   3,084    $   2,485    $    807   $    346   $    8,706
-------------------------------------------------------------------------------------------------------------------
  Average Balances:
  Gross Funds Provided                     $1,505,986   $       -    $ 408,977    $      -   $182,787   $2,097,750
------------------------------------------
  Funds Used: Interest-Earning Assets         713,114     561,044      672,603           -          -    1,946,761
------------------------------------------
  Non-Interest-Earning Assets                  12,484       1,637       54,123           -     82,745      150,989
-------------------------------------------------------------------------------------------------------------------
  Net Funds Provided (Used)                $  780,388   $(562,681)   $(317,749)   $      -   $100,042   $        -
-------------------------------------------------------------------------------------------------------------------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results and financial condition at March 31, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and March 31, 2001:

OVERVIEW

The Company reported net income of $4.0 million for the first quarter ended March 31, 2002, as compared to $5.9 million reported for the same period in 2001. Net income per diluted share was $0.27 for the first quarter ended March 31, 2002 compared to $0.39 per diluted share for the prior year period.

During the first quarter of 2002, a non-recurring, after-tax recovery of $0.7 million or $0.04 per diluted share related to the dissolution of United Financial Services, Inc. ("UFS"), a joint venture data service provider that ceased operations during the first quarter of 1999, was included in net income. The Company also recorded a specific after-tax loan loss provision of $2.4 million or $0.16 per diluted share, related to a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the quarter. The combined impact of these two events reduced earnings by $1.7 million or $0.12 per diluted share.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major revenue components: net interest income and non-interest income, which includes net gains from security transactions. During 2002, the Company recorded a pre-tax gain of $1.2 million in other income from the dissolution of its joint venture in UFS. Operating revenues, excluding securities gains and the dissolution of UFS, decreased $0.2 million to $22.9 million.

Net Interest Income

Net interest income, the amount by which interest earned on assets exceeds interest paid to depositors and other creditors, is the Company's principal source of revenue. For the purposes of this review, interest exempt from Federal taxation has been restated to a taxable-equivalent basis, which places tax-exempt income and yields on a comparable basis with taxable income to facilitate analysis. In calculating loan yields, the applicable loan fees have been included in interest income and the non-performing loans are included in the average loan balances.

The following table reflects the components of net interest income, setting forth, for the quarters presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities and (5) the net interest margin (i.e., net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35% in 2002 and 2001. Average balances have been derived from daily balances.


                                                                            Three Months Ended
                                                  --------------------------------------------------------------------
                                                           March 31, 2002                     March 31, 2001
                                                  --------------------------------------------------------------------
                                                                Interest  Average                  Interest   Average
                                                    Average     Income/    Yield/      Average      Income/   Yield/
(Dollars in Thousands)                              Balance     Expense     Rate       Balance      Expense    Rate
---------------------------------------------------------------------------------     --------------------------------
Assets:
Interest-Earning Assets:
   Securities:
     Taxable                                        $  440,332    $ 7,406   6.73%      $  561,721    $ 9,651    6.87%
     Non-Taxable                                       131,561      2,192   6.66          106,325      1,951    7.34
                                                    ------------------------------------------------------------------
       Total Securities                                571,893      9,598   6.71          668,046     11,602    6.94
                                                    ------------------------------------------------------------------
   Federal Funds Sold                                      601          3   2.00            3,313         45    5.43
   Loans (Net of Unearned Income):
     Commercial                                        316,281      4,660   5.98          276,682      6,216    9.11
     Real Estate - Commercial                          357,397      6,520   7.30          295,438      6,366    8.62
     Real Estate - Residential                         271,552      4,474   6.59          410,309      7,007    6.83
     Consumer                                          281,691      4,986   7.18          250,430      5,129    8.31
     Credit Card                                        15,376        424  11.18           42,185      1,919   18.45
     Impaired Loans                                        828          -   0.00              358          -    0.00
                                                    ------------------------------------------------------------------
       Total Loans                                   1,243,125     21,064   6.82        1,275,402     26,637    8.41
                                                    ------------------------------------------------------------------
   Total Interest-Earning Assets                     1,815,619     30,665   6.78        1,946,761     38,284    7.90
                                                    ------------------------------------------------------------------
Non-Interest-Earning Assets                            168,730                            150,989
                                                    ----------                         ----------
     Total Assets                                   $1,984,349                         $2,097,750
                                                    ==========                         ==========
Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
   Savings Deposits                                 $  558,147      1,428   1.04       $  563,317      3,606    2.60
   Time Deposits                                       577,443      5,549   3.90          725,914     10,455    5.84
                                                    ------------------------------------------------------------------
     Total Savings and Time Deposits                 1,135,590      6,977   2.49        1,289,231     14,061    4.42
   Short-Term Borrowings                               102,970        536   2.11          227,832      3,494    6.22
   Other Borrowed Funds                                288,885      4,198   5.87          155,353      2,612    6.79
                                                    ------------------------------------------------------------------
   Total Interest-Bearing Liabilities                1,527,445     11,711   3.10        1,672,416     20,167    4.89
                                                    ------------------------------------------------------------------
Non-Interest-Bearing Liabilities:
   Demand Deposits and Non-Interest Bearing Savings    270,636                            252,140
   Other Liabilities                                    28,890                             30,539
                                                    ----------                         ----------
     Total Non-Interest Bearing Liabilities            299,526                            282,679
                                                    ----------                         ----------
Stockholders' Equity                                   157,378                            142,655
                                                    ----------                         ----------
Total Liabilities and Stockholders' Equity          $1,984,349                         $2,097,750
                                                    ==========                         ==========
                                                                  -------                            -------
Net Interest Income (Tax-Equivalent Basis)                        $18,954                            $18,117
                                                                  =======                            =======
Interest Rate Spread                                                        3.68                                3.01
                                                                           =====                               =====
Net Interest Margin                                                         4.19%                               3.72%
                                                                           =====                               =====


Net interest income for the first quarter ended March 31, 2002 increased $0.8 million to $18.9 million compared to the same period last year. As rates declined throughout 2001, the Company's interest-bearing liabilities repriced at a faster rate than its interest-earning assets. Average interest-bearing liabilities decreased $145.0 million to $1,527.4 million for the first quarter ended March 31, 2002 compared to the same period in 2001. The average yield on those liabilities dropped 179 basis points to 3.10%. Average interest-earning assets decreased $131.1 million or 6.7% to $1,815.6 for the first quarter ended March 31, 2002 compared to the prior year period, while the average yield on those assets dropped 112 basis points to 6.78%.

Average securities, excluding any unrealized gains or losses, declined $96.2 million to $571.9 million, while the yield earned on the portfolio declined 23 basis points to 6.71%. Average loans declined $32.3 million to $1,243.1 million, while the yield earned on the portfolio decreased to 6.82% from 8.41% in the same period last year. The decline in the average loan portfolio yield was a result of loan refinancings, due to the lower interest rate environment, as well as to the planned loan sales during 2001. During 2001, the Company sold $103 million in loans as part of its Asset/Liability Management strategy to reposition its balance sheet. Average short-term investments decreased $2.7 million to $0.6 million. These changes resulted in a decrease in interest income of $7.6 million to $30.7 million for the quarter ended March 31, 2002. The average yield on interest-earning assets declined 112 basis points to 6.78%, reflecting the current lower interest rate environment.

Average interest-bearing deposits decreased $153.6 million to $1,135.6 million in the first quarter ended March 31, 2002, while the yield paid declined to 2.49% from 4.42%. Within interest bearing deposits, average savings deposits decreased $5.1 million from the prior year to $558.1 million, while average time deposits decreased $148.5 million to $577.5 million during the current quarter. Average time deposits decreased primarily from a decrease in large-denomination municipal certificates of deposit. The average yield paid on savings deposits declined 156 basis points to 1.04% while the average yield paid on time deposits declined 194 basis points to 3.90%. Throughout 2001, as market rates steadily declined, the Company accordingly adjusted rates paid on its deposits and introduced competitive rates on selected deposits products in an effort to retain deposits. The Company also utilizes short-term and other borrowings as additional funding sources. Average short-term borrowings declined $124.9 million during the quarter ended March 31, 2002 to $103.0 million, while the yield paid declined 411 basis points to 2.11%. Average other borrowings were $288.9 million during the current quarter compared to $155.3 million, while the yield declined 92 basis points to 5.87%. These changes resulted in a decrease in interest expense of $8.5 million to $11.7 million for the quarter ended March 31, 2002. The average yield on interest-bearing liabilities declined 179 basis points to 3.10%, reflecting the current lower interest rate environment.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin increased during the first quarter of 2002 to 4.19% compared with 3.72% in the prior year quarter. The Company's stock repurchase program and its investment in cash surrender value of life insurance policies do have the effect of reducing the net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $0.8 million of income in both the first quarter of 2002 and 2001.

Provision for Loan Losses

For the quarter ended March 31, 2002, the provision for loan losses was $4.6 million compared to $0.5 million for the same period last year. The increase reflects a special provision of $3.7 million charged to operations related to the Suprema Specialties credit facility. UnitedTrust Bank is a participant to the extent of $5.3 million in a $130 million facility. During the first quarter of 2002, Suprema Specialties declared bankruptcy and the loan is currently in non-accrual.

For additional information, see "Allowance for Loan Losses" under Financial Condition.

Non-Interest Income

Non-interest income for the quarter ended March 31, 2002 was $5.9 million, largely unchanged from the same period of the prior year. During the first quarter of 2002, the Company recorded a $1.2 million recovery related to the settlement of its joint venture data-servicing provider, United Financial Services, Inc., that ceased operations during the first quarter of 1999. Excluding this non-recurring settlement, non-interest income for the quarter ended March 31, 2002 declined $1.1 million to $4.7 million. Trust income declined $0.3 million from the prior year period reflecting lower managed assets values. Other service charges, commissions and fees were down $0.8 million due to lower credit card fees. During the second quarter of 2001, the Company sold $22.0 million of credit card receivables. Offsetting these declines were modest increases in service charges on deposit accounts, income on corporate-owned life insurance and other income.

Non-Interest Expense

For the quarter ended March 31, 2002, non-interest expense decreased $0.5 million to $14.2 million compared to $14.7 million for the same period last year. Occupancy expense declined $0.1 million to $1.4 million from the same period last year. Furniture and equipment expense declined $0.1 million to $1.0 million from the same period last year. Data processing expense declined $0.7 million to $1.1 million during the current quarter compared to the same period last year, due primarily to lower transactional volumes resulting from the sale of the secured credit card portfolio. Other expenses declined $0.4 million, primarily from the previously mentioned credit card sale. Partially offsetting these declines was an increase of $0.8 million in salaries, wages and employee benefits, to $7.1 million in 2002. The increase in salary, wages and employee benefits was attributable to higher employee benefit costs related to a rise in medical benefit costs and a reduced pension credit.

Income Taxes

The provision for income taxes decreased by $0.9 million to $1.2 million for the quarter ended March 31, 2002 from $2.1 million for the same period in 2001 due primarily to the decrease in pre-tax income coupled with an increase in tax-exempt interest income.

Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other.

Retail Banking meets the needs of individuals and small businesses. This segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, lease financing and credit card operations. In addition, this segment includes the branch network.

Commercial Banking provides term loans, demand secured loans, Small Business Administration ("SBA") financing, floor plan loans and financing for commercial and construction lending, commercial credit and the operations of United Commercial Capital Group, Inc.

The Investments segment is comprised of the Company's securities portfolio, which includes U.S. Treasury and Government agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities, and short-term investments.

The Trust and Investment Services segment derives revenue in the form of fees generated for the services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. Also included are fees generated from the financial services area, which provides uninsured financial products, including the sale of annuities, insurance and mutual funds.

The All Other segment primarily includes the impact of shareholders' equity and the allowance for loan losses, as well as funds transfer-pricing offsets. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this area.

Summary financial information on a fully taxable equivalent basis for the lines of business is presented in Note 6.

The following table shows the percentage contribution of the reportable segment to consolidated net income before taxes on a fully taxable equivalent basis:


                                                                                Trust and
                                           Retail    Commercial                 Investment
                                           Banking     Banking    Investments    Services   All Other    Consolidated
                                          ---------------------------------------------------------------------------
  First Quarter Ended March 31, 2002         9.3%      (34.5%)       30.7%         2.4%       92.1%         100.0
  First Quarter Ended March 31, 2001        22.8%       35.4%        28.5%         9.3%        4.0%         100.0


Income before taxes for the Retail Banking segment fell $1.4 million from the first quarter of 2001 due to a $2.7 million decline in net interest income and a decrease in non-interest income of $0.8 million. This was offset by a $0.9 million decrease in the loan loss provision allocation and a $1.2 million reduction in non-interest expense. The reduction in net interest income was primarily related to the impact of the sale of the secured credit card portfolio in 2001, an 8.0% decline in average deposits and lower funds transfer credits assigned to certain ambiguous maturity deposits. Commercial Banking pretax income decreased $5.2 million primarily due to a $4.9 million increase in the loan loss provision allocation. Of this amount, $3.7 million was related to the Suprema Specialties credit facility. Pretax income for the Investments segment decreased $0.6 million due to a decline in non-interest income related to lower investment securities gains and by lower net interest income resulting from lower spreads after funds charges on the securities portfolio and on borrowed funds. Income before taxes for the Trust and Investment Services segment decreased $0.7 million due to a 15.3% decline in revenue caused by lower market value of trust assets and a 28.9% increase in expenses, which was primarily due to a higher occupancy expense allocation and increased commissions on alternative investment products. Income before taxes for the All Other segment increased $5.2 million from the first quarter of 2001 due to a significant decline in the credit assigned to ambiguous maturity deposits in the Retail Banking segment and a $1.2 million recovery related to the settlement of the Company's joint venture data-servicing provider, United Financial Services, Inc.

                               FINANCIAL CONDITION

March 31, 2002 as compared to December 31, 2001:

Total assets increased $33.9 million, or 1.7% from December 31, 2001. The increases were $37.1 million in securities available for sale, $3.7 million in securities held to maturity, $16.6 million in loans, net of allowance, and the cash surrender value of life insurance policies increased by $0.8 million. Offsetting these increases were decreases of $20.0 million in cash and cash equivalents and $4.3 million in other assets, including premises and equipment, intangible assets and other real estate.

Securities

Within the securities portfolio, most of the increase was due to purchases of mortgage-backed securities. The amortized cost and approximate market value of securities are summarized as follows:


  (in thousands)                                       March 31, 2002                      December 31, 2001
                                                ----------------------------           ---------------------------
                                                 Amortized           Market            Amortized           Market
  Securities Available for Sale                    Costs              Value              Costs             Value
-------------------------------                 -----------        ---------           ---------         ---------
  U.S. Treasury Securities                        $  1,994          $  2,044           $  1,993           $  2,065
--------------------------------------------
  Obligations of U.S. Government
       Agencies and Corporations                    15,685            15,337             15,685             15,646
--------------------------------------------
  Obligations of States and
       Political Subdivisions                      100,325           100,856             95,979             96,502
--------------------------------------------
  Mortgage-Backed Securities                       372,223           371,918            328,475            331,279
--------------------------------------------
  Corporate Debt Securities                         39,373            36,010             45,039             42,424
--------------------------------------------
  Equity Securities                                 30,819            30,980             32,015             32,077
------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale              560,419           557,145            519,186            519,993
------------------------------------------------------------------------------------------------------------------

  Securities Held to Maturity
------------------------------
  U.S. Treasury Securities                             997             1,022                996              1,033
--------------------------------------------
  Obligations of States and
       Political Subdivisions                       34,976            35,133             30,579             30,756
--------------------------------------------
  Mortgage-Backed Securities                         5,142             5,169              5,856              5,861
--------------------------------------------
  Other Securities                                     225               225                225                225
------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                 41,340            41,549             37,656             37,875
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
  Total Securities                                $601,759          $598,694           $556,842           $557,868
------------------------------------------------------------------------------------------------------------------

Loans

Total loans at March 31, 2002, net of unearned income, increased $20.5 million, or 1.7% to $1,256.4 million from year-end 2001. Real estate loans decreased by $1.3 million or 0.2% compared with year-end 2001. Commercial loans increased $14.7 million or 4.7% from December 31, 2001. Lease financing decreased by $2.3 million or 10.6% compared with December 31, 2001. Installment loans increased $11.2 million or 4.4% from December 31, 2001. Credit card loans decreased $1.8 million or 11.5% from December 31, 2001.

The following schedule presents the components of loans outstanding by type, for each period presented.


(In Thousands)                                                     March 31, 2002          December 31, 2001
                                                                 -----------------         -----------------
Real Estate:
     Commercial                                                      $  284,181                $  281,607
--------------------------------------------------------
     Residential Mortgage                                               265,939                   280,416
--------------------------------------------------------
     Construction                                                        79,399                    68,838
--------------------------------------------------------
Commercial Loans                                                        327,242                   312,491
--------------------------------------------------------
Lease Financing                                                          18,929                    21,186
--------------------------------------------------------
Installment Loans                                                       266,516                   255,345
--------------------------------------------------------
Retail Credit Card Plan                                                  14,198                    16,042
----------------------------------------------------------------------------------------------------------
Total Loans Outstanding, Net of Unearned Income                       1,256,404                 1,235,925
--------------------------------------------------------
Less: Allowance for Loan Losses                                          16,344                    12,478
----------------------------------------------------------------------------------------------------------
Loans, Net                                                           $1,240,060                $1,223,447
==========================================================================================================

Asset Quality

The following table provides an analysis of non-performing assets as of the periods indicated:


                                     March 31,   December 31,   December 31,  December 31,  December 31,
(Dollars in thousands)                 2002          2001           2000         1999          1998

Total Assets                         $1,996,378   $1,962,450    $2,112,181    $2,090,383   $1,916,809
------------------------------------
Total Loans (Net of Unearned Income) $1,256,404   $1,235,925    $1,287,417    $1,261,343   $1,057,081
------------------------------------
Allowance for Loan Losses            $   16,344   $   12,478    $   12,419    $   10,386   $   11,174
------------------------------------
     Percent of Total Loans                1.30%        1.01%         0.96%         0.82%        1.06%
------------------------------------
Total Non-Performing Loans (1)       $   12,140   $    6,437    $    6,751    $    8,142   $    8,615
------------------------------------
     Percent of Total Assets               0.61%        0.33%         0.32%         0.39%        0.45%
------------------------------------
     Percent of Total Loans                0.97%        0.52%         0.52%         0.65%        0.81%
------------------------------------
Allowance for Loan Losses to
  Non-Performing Assets                  134.63%      193.85%       183.96%       127.56%      129.70%
------------------------------------
Total Non-Performing Assets          $   12,242   $    6,628    $    6,944    $    8,251   $    9,170
------------------------------------
     Percent of Total Assets               0.61%        0.34%         0.33%         0.39%        0.48%
------------------------------------

(1) Non-performing loans consist of impaired loans, non-accrual loans and troubled debt restructured loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

Allowance for Loan Losses

The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Company and is maintained at a level considered adequate to provide for inherent and reasonably estimable loan losses. The level of the allowance is based on Management's evaluation of inherent and estimable losses in the portfolio, after consideration of appraised collateral values, financial condition of the borrower, delinquency and charge-off trends, portfolio growth trends, as well as prevailing economic conditions. Management evaluates the adequacy of the allowance for loan losses on a regular basis throughout the year. Management believes that the allowance for loan losses is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon adverse changes in economic conditions and specific elements underlying the Company's ability to collect upon a loan including significant changes in collateral value and the deterioration in the financial condition of borrowers. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments of information available to them at the time of their examination.

The Company's March 31, 2002 allowance for loan losses (the "Allowance") totaled $16.3 million and represented 1.30% of total loans. The Allowance was $12.5 million at year-end 2001, or 1.01% of total loans, and $11.9 million at March 31, 2001 or 0.94% of total loans. Loan loss provisions amounted to $4.6 million in the first quarter of 2002, up from the $0.7 million in the fourth quarter 2001 and from $0.5 million in the first quarter of 2001. The increase in the ratio of the Allowance to total loans at March 31, 2002 reflects the increased Allowance level. The Allowance increased from December 31, 2001, primarily as a result of a $3.7 million loan loss reserve related to the aforementioned Suprema Specialties loan participation. At March 31, 2002, the ratio of the allowance for loan losses to non-performing loans was 134.63% as compared to 193.85% at December 31, 2001 and 204.31% at March 31, 2001.

The determination of an appropriate level of the Allowance is based upon an analysis of the risks inherent in the Bank's loan portfolio. One tool used in identifying these risks is a risk rating system for commercial and commercial real estate loans, consisting of ten loan-grading categories. In assigning a rating to a given loan, various factors are weighted, including (a) the financial condition and past credit history of the borrower; (b) strength of management; (c) loan structure; (d) available collateral, and its valuation; (e) loan documentation; and (f) concentrations within industries and economic environments. Account officers and various loan committees perform the analysis on a continuous basis. In addition, the Bank has an external loan review service provider. The loan review service provider also performs a quarterly review of the adequacy of the Allowance calculation.

In conjunction with the review of the loan portfolio, the adequacy of the Allowance is monitored on an ongoing basis and a quarterly analysis is performed. The purpose of the analysis is to estimate the inherent risk of loss on all loans, as of the evaluation date, in order to ensure that an adequate Allowance level is maintained. The methodology for determining the adequacy for the Allowance utilizes guidelines established by various regulatory agencies. This analysis is based on the historical loss experience associated with the various loan portfolios. Loss factors are developed for the respective loan portfolios and are adjusted to reflect the impact of a variety of conditions which include: delinquency trends; changes in lending policies; experience, ability and depth of management; national and local economic trends.

Management then determines the adequacy of the Allowance based on the review of the loan portfolio. Appropriate recommendations are then made to the Board of Directors regarding the amount of the quarterly charge against earnings (i.e., the provision for loan losses), needed to maintain the Allowance at a level deemed adequate by Management. The Allowance is increased by the amount of such provisions and by the amount of loan recoveries, and is decreased by the amount of loan charge-offs.

During 2002, Management continued its assessment of risk factors utilized in the calculation of the Allowance, and in consideration of, among other factors, slowing economic trends, the shift of the portfolio into commercial, commercial real estate and installment loans, and charge-off history, Management adjusted the general factors utilized in the calculation. While management uses available information to estimate probable loan losses, future additions to the Allowance may be necessary due to adverse economic conditions or other currently unforeseen events.

Net charge-offs in the first quarter of 2002 were $0.8 million or 0.24% of average loans outstanding on an annualized basis as compared to net charge-offs in the first quarter of 2001, which were $1.0 million or 0.32% of average loans on an annualized basis.

Net charge-offs in the credit card portfolio and related products decreased to $290,000 in the quarter ended March 31, 2002, compared to $775,000 in same period of the prior year, primarily from the sale of the secured credit card portfolio in 2001. Net charge-offs in installment lending and lease financing receivables decreased to $59,000 in the quarter ended March 31, 2002, compared with $184,000 in same period of the prior year.

Net charge-offs of real estate secured loans were $226,000 in quarter ended March 31, 2002 compared to $46,000 in the prior year, while net charge-offs of commercial and industrial loans were $184,000 during the quarter ended March 31, 2002 compared to $24,000 in prior year period. The charged-off loans are in various stages of collection and litigation.

Deposits

Total deposits increased $2.9 million or 0.2%. Time deposits increased $24.5 million, or 4.4%. Savings deposits decreased $16.2 million, or 2.8% while demand deposits decreased $5.4 million, or 2.0%. Short-term borrowings decreased by $50.3 million, or 41.2% while other borrowings increased by $95.5 million, or 37.4%. In an effort to help minimize interest rate risk, the Company continues to look for opportunities to extend the maturities of both its deposits and borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Capital

Total stockholders' equity decreased $7.1 million to $148.6 million at March 31, 2002 from $155.7 million at December 31, 2001. The decline in stockholders' equity was attributable to the quarterly cash dividend declared totaling $2.9 million, a decrease of $2.6 million (net of tax) in the market value of Company's available for sale securities portfolio from December 31, 2001 to March 31, 2002, and the repurchase of 256,000 shares of the Company's common stock, which amounted to $5.8 million. Partially offsetting these decreases were net income of $4.0 million, the exercise of stock options of $0.2 million, and restricted stock activity of $12,000.

The following table reflects the Company's capital ratios, as of March 31, 2002 and December 31, 2001 in accordance with current regulatory guidelines.


(Dollars in Thousands)                                   March 31, 2002              December 31, 2001
                                                      ----------------------       ---------------------
                                                       Amount        Ratio          Amount         Ratio
                                                       ------        -----          ------         -----
Risk-Based Capital
------------------
Tier I Capital
  Actual                                               $193,774       12.33%        $197,944       12.90%
------------------------------------------------
  Regulatory Minimum Requirements                        62,846        4.00           61,363        4.00
------------------------------------------------
  For Classification as Well Capitalized                 94,270        6.00           92,044        6.00
------------------------------------------------
Combined Tier I and Tier II Capital
  Actual                                                210,118       13.37%         210,422       13.72%
------------------------------------------------
  Regulatory Minimum Requirements                       125,693        8.00          122,725        8.00
------------------------------------------------
  For Classification as Well Capitalized                157,116       10.00          153,406       10.00
------------------------------------------------
Leverage
  Actual                                                193,744        9.82%         197,944       10.29%
------------------------------------------------
  Regulatory Minimum Requirements                        78,960        4.00           76,957        4.00
------------------------------------------------
  For Classification as Well Capitalized                 98,700        5.00           96,196        5.00
------------------------------------------------

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators.

Liquidity Management

Liquidity management involves the Company's ability to maintain prudent amounts of liquid assets in its portfolio in order to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Current and future liquidity needs are reviewed by ALCO to determine the appropriate asset/liability mix.

At March 31, 2002, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates of one year or less, which totaled $39.3 million at March 31, 2002. Included within this figure are marketable equity securities amounting to $14.1 million. Debt securities consist primarily of U.S. Treasury notes and bonds, obligations of U.S. Government agencies, mortgage-backed securities and obligations of states and political subdivisions. In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Additional liquidity is derived from scheduled payments of interest on loans and securities, scheduled loan payments of principal, as well as prepayments of loans and securities.

Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 2002, the Company had $344.1 million of lines of credit with the Federal Home Loan Bank and correspondent banks under which $33.6 million was readily available. Additionally, at March 31, 2002, the Company had $650.0 million of repurchase lines with investment brokers and FHLB, of which $598.0 million was available contingent upon available collateral.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK - ASSET/LIABILITY MANAGEMENT.

The primary market risk faced by the Company is interest rate risk. The Company's Asset/Liability Committee ("ALCO") monitors the changes in the movement of funds and rate and volume trends to enable appropriate management response to changing market and rate conditions.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Management reviews and refines its interest rate risk management process in response to the changing economic climate. The model incorporates management assumptions regarding the level of interest rate or balance changes on non-maturity deposit products, such as NOW, savings, money market and demand deposit accounts, for a given level of market rate changes. These assumptions incorporate historical analysis and future expected customer behavior patterns. Interest rate caps and floors are included, if applicable. Changes in prepayment behaviors of mortgage-based products for both loans and securities in each rate environment are also captured. Additionally, the impact of planned growth and anticipated new business activities are factored into the model.

Currently, the Company's earnings simulation model projects a 300 basis point upward change in rates during the first year and a 100 basis point downward change in rates during the first year, both in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year. At March 31, 2002, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A Form 8-K was filed on March 1, 2002, under Item 5 "Other Events". United's press release dated February 28, 2002, United National Bancorp Statement On Suprema Specialties Credit, was included as an exhibit.

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


                                     UNITED NATIONAL BANCORP
                                     -----------------------
                                           (Registrant)


Dated: May 15, 2002                        By: THOMAS C. GREGOR
                                               ------------------------
                                               Thomas C. Gregor
                                               Chairman, President and CEO


Dated: May 15, 2002                        By: ALFRED J. SOLES
                                               -------------------------
                                               Alfred J. Soles
                                               Vice President & Treasurer
                                               (Principal Financial Officer)