Form 10-Q
period 2002-06-30
UNITED NATIONAL BANCORP
filed 2002-08-14
CIK 831959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------    -----------------


                        Commission File Number: 000-16931
                                -----------------

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

                                 [X] Yes [ ] No

As of August 1, 2002, there were 14,568,541 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP


                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                     PAGE(S)

ITEM 1    Consolidated Financial Statements and Notes to
          Consolidated Financial Statements                                                            1-8

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                         9-24

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk                                     25


PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders                                           26

ITEM 6    Exhibits and Reports on Form 8-K                                                              27

SIGNATURES                                                                                              28



Part I - Financial Information
Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                             June 30,     December 31,
                                                                              2002            2001
                                                                            ----------      ----------

ASSETS
Cash and Due from Banks                                                     $   44,796      $   55,764
Short-Term Investments                                                          16,400            --
Securities Available for Sale, at Market Value                                 594,288         519,993
Securities Held to Maturity                                                     41,730          37,656
Loans, Net of Unearned Income                                                1,249,385       1,235,925
     Less: Allowance for Loan Losses                                            15,051          12,478
                                                                            ----------      ----------
          Loans, Net                                                         1,234,334       1,223,447


Premises and Equipment, Net                                                     25,853          26,397
Other Real Estate, Net                                                             209             127
Intangible Assets, Primarily Core Deposit Premiums                               4,478           5,219
Cash Surrender Value of Life Insurance Policies                                 60,265          56,881
Other Assets                                                                    37,937          36,966
                                                                            ----------      ----------
TOTAL ASSETS                                                                $2,060,290      $1,962,450
                                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
     Demand                                                                 $  282,209      $  272,283
     Savings                                                                   619,161         573,734
     Time                                                                      541,867         554,687
                                                                            ----------      ----------
          Total Deposits                                                     1,443,237       1,400,704

Short-Term Borrowings                                                          117,723         121,955
Other Borrowings                                                               311,952         255,269
Other Liabilities                                                               29,969          28,771
                                                                            ----------      ----------
          Total Liabilities                                                  1,902,881       1,806,699
                                                                            ----------      ----------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2002 and 2001
     None issued and outstanding                                                  --              --
     Common Stock, $1.25 Par Value,
     Authorized Shares 25,000,000 in 2002 and 2001
     Issued Shares 16,234,264 in 2002 and 16,208,434 in 2001
     Outstanding Shares 14,586,541 in 2002 and 14,876,211 in 2001               20,293          20,261
Additional Paid-in Capital                                                     130,470         130,138
Retained Earnings                                                               32,054          30,793
Treasury Stock, at Cost - 1,647,723 shares in 2002 and 1,332,223 shares
in 2001                                                                        (33,043)        (25,929)
Restricted Stock                                                                   (12)            (36)
Accumulated Other Comprehensive Income                                           7,647             524
                                                                            ----------      ----------
          Total Stockholders' Equity                                           157,409         155,751
                                                                            ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $2,060,290      $1,962,450
                                                                            ==========      ==========


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                        Three Months Ended        Six Months Ended
                                                              June 30,                June 30,
                                                        --------------------     -------------------
                                                         2002         2001         2002       2001
                                                        -------      -------     -------     -------

INTEREST INCOME
Interest and Fees on Loans                              $20,552      $24,584     $41,591     $51,190

Interest and Dividends on Securities Available for
Sale:
   Taxable                                                7,557        8,854      14,890      18,176
   Tax-Exempt                                             1,125        1,050       2,215       2,052
Interest and Dividends on Securities Held to
Maturity:
   Taxable                                                   55          190         128         519
   Tax-Exempt                                               351          279         686         544
Interest on Short-Term Investments                            7            7          10          52
                                                        -------      -------     -------     -------
   Total Interest Income                                 29,647       34,964      59,520      72,533
                                                        -------      -------     -------     -------

INTEREST EXPENSE
Interest on Savings Deposits                              1,644        2,854       3,072       6,460
Interest on Time Deposits                                 5,339        8,633      10,888      19,088
Interest on Short-Term Borrowings                           462        2,806         998       6,300
Interest on Other Borrowings                              4,496        3,067       8,694       5,679
                                                        -------      -------     -------     -------
   Total Interest Expense                                11,941       17,360      23,652      37,527
                                                        -------      -------     -------     -------
Net Interest Income                                      17,706       17,604      35,868      35,006
Provision for Loan Losses                                 4,325          816       8,950       1,362
                                                        -------      -------     -------     -------
Net Interest Income After Provision for Loan Losses      13,381       16,788      26,918      33,644
                                                        -------      -------     -------     -------

NON-INTEREST INCOME
Trust Income                                              1,433        1,884       2,970       3,769
Service Charges on Deposit Accounts                       1,006          930       1,960       1,849
Other Service Charges, Commissions and Fees                 908        1,362       1,779       3,005
Net Gains from Securities Transactions                       20         --            20         175
Income on Corporate Owned Life Insurance                    830          782       1,659       1,563
Dissolution of Joint Venture                               --           --         1,171        --
Gain on the Disposition of Credit Card Portfolios           920          542         920         542
Other Income                                                651          684       1,197       1,141
                                                        -------      -------     -------     -------
   Total Non-Interest Income                              5,768        6,184      11,676      12,044
                                                        -------      -------     -------     -------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                     7,146        6,195      14,278      12,530
Occupancy Expense, Net                                    1,414        1,428       2,843       2,970
Furniture and Equipment Expense                           1,091          978       2,146       2,082
Data Processing Expense                                   1,449        1,647       2,579       3,513
Amortization of Intangible Assets                           370          361         741         718
Non-Recurring Charges                                       779          792         779         792
Other Expenses                                            3,818        3,475       6,954       6,996
                                                        -------      -------     -------     -------
   Total Non-Interest Expense                            16,067       14,876      30,320      29,601
                                                        -------      -------     -------     -------

Income Before (Benefit) Provision for Income Taxes        3,082        8,096       8,274      16,087
(Benefit) Provision for Income Taxes                        (13)       2,180       1,177       4,306
                                                        -------      -------     -------     -------

NET INCOME                                              $ 3,095      $ 5,916     $ 7,097     $11,781
                                                        -------      -------     -------     -------

NET INCOME PER COMMON SHARE:
   Basic                                                $  0.21      $  0.39     $  0.48     $  0.78
                                                        -------      -------     -------     -------
   Diluted                                              $  0.21      $  0.39     $  0.48     $  0.78
                                                        -------      -------     -------     -------

Weighted Average Shares Outstanding:
   Basic                                                 14,607       15,063      14,671      15,093
                                                        -------      -------     -------     -------
   Diluted                                               14,751       15,174      14,810      15,201
                                                        -------      -------     -------     -------


See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                                                 Accumulated
                                             Additional                                             Other           Total
                                  Common      Paid-In      Retained    Treasury    Restricted   Comprehensive    Stockholders'
                                  Stock       Capital      Earnings      Stock       Stock         Income           Equity
                              ------------------------------------------------------------------------------------------------

Balance-December 31, 2001          $20,261     $130,138      $30,793    $(25,929)       $(36)           $  524      $155,751
------------------------------

Net Income                            --          --           7,097        --            --              --           7,097
------------------------------

Cash Dividends Declared
   ($0.40 Per Share)                  --          --          (5,836)       --            --              --          (5,836)
------------------------------

Exercise of Stock Options
   (25,830 Shares)                      32          332          --         --            --              --             364
------------------------------

Change in Unrealized Gain on
  Securities Available for
Sale, Net of Tax                      --          --             --         --            --             7,123         7,123
------------------------------

Purchase of Treasury Stock
   (315,500 shares)                   --          --             --       (7,114)         --              --          (7,114)
------------------------------

Restricted Stock Activity,
Net                                   --          --             --         --            24              --              24
------------------------------------------------------------------------------------------------------------------------------

Balance-June 30, 2002              $20,293     $130,470      $32,054    $(33,043)       $(12)           $7,647      $157,409
------------------------------------------------------------------------------------------------------------------------------



See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  -----------------------
                                                                                    2002          2001
                                                                                  ---------      --------

OPERATING ACTIVITIES
Net Income                                                                        $   7,097     $  11,781
Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization                                                       2,398         2,396
  Amortization (Accretion) of Securities Premiums, Net                                   36          (100)
  Provision for Loan Losses                                                           8,950         1,362
  (Benefit) Provision for Deferred Income Taxes                                       1,392           562
  (Gain) Loss on Disposition of Premises and Equipment                                   (1)            3
  Impairment on Securities                                                              105          --
  Net Gains from Securities Transactions                                                (20)         (175)
  Net Gain on the Sale of Loans                                                        --            (200)
  Net Gain on the Sale of Credit Cards                                                 (920)         (542)
  Increase in Life Insurance                                                         (1,659)       (1,563)
  Increase in Other Assets                                                           (4,806)       (2,788)
  Decrease in Other Liabilities                                                        (151)       (2,633)
  Restricted Stock Activity, Net                                                         24            13
                                                                                  ---------      --------
  Net Cash Provided by Operating Activities                                          12,445         8,116
                                                                                  ---------      --------

INVESTING ACTIVITIES
Securities Available for Sale:
  Proceeds from Sales of Securities                                                  15,041        20,000
  Proceeds from Maturities of Securities                                             52,818        23,384
  Purchases of Securities                                                          (131,197)      (20,237)
Securities Held to Maturity:
  Proceeds from Maturities of Securities                                              6,928        23,040
  Purchases of Securities                                                           (11,122)      (12,227)
Purchase of Corporate Owned Life Insurance                                           (1,725)         --
Net (Increase) Decrease in Loans                                                    (33,412)        9,259
Proceeds from the Sale of Loans                                                        --          26,236
Proceeds from the Sale of Credit Card Business, net                                  14,495         1,798
Expenditures for Premises and Equipment                                              (1,157)         (635)
Proceeds from the Sale of Premises and Equipment                                          2          --
(Increase) Decrease in Other Real Estate, Net                                           (82)           38
                                                                                  ---------      --------
  Net Cash (Used in) Provided by Investing Activities                               (89,411)       70,656
                                                                                  ---------      --------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Deposits                               55,353       (14,539)
Net Decrease in Time Deposits                                                       (12,820)     (120,543)
Net Decrease in Short-Term Borrowings                                                (4,232)      (10,787)
Advances on Other Borrowed Funds                                                    102,317       117,550
Repayments in Other Borrowed Funds                                                  (45,634)      (45,093)
Cash Dividends on Common Stock                                                       (5,836)       (6,006)
Proceeds from Exercise of Stock Options                                                 364           302
Treasury Stock Acquired, at Cost                                                     (7,114)       (3,760)
                                                                                  ---------      --------
  Net Cash Provided by (Used in) Financing Activities                                82,398       (82,876)
                                                                                  ---------      --------
Net Increase (Decrease) in Cash and Cash Equivalents                                  5,432        (4,104)
Cash and Cash Equivalents at Beginning of Period                                     55,764        50,414
                                                                                  ---------      --------
Cash and Cash Equivalents at End of Period                                        $  61,196     $  46,310
                                                                                  ---------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
  Interest                                                                        $  25,319     $  40,378
  Taxes Paid                                                                          4,990         3,663


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

(2)      Pending Acquisition

On November 20, 2001, the Company and Vista Bancorp ("Vista") signed a definitive agreement under which the Company will acquire Vista in a merger transaction for cash and stock. Pursuant to the terms of the definitive agreement, the Company will pay to Vista shareholders approximately $37.6 million in cash and issue an approximate aggregate of 4,655,518 shares of its common stock, subject to adjustments if any of the Vista stock options are exercised prior to the completion of the merger. The value of the merger consideration per Vista share that a Vista shareholder will receive will be the sum of 0.8775 times the average of the closing prices for the Company's common stock during the 10 consecutive full trading days ending on August 6, 2002 and $7.09. The proposed acquisition, which will be accounted for as a purchase, and is currently scheduled to be completed on August 21, 2002. Vista is a $712 million asset bank holding company headquartered in Phillipsburg, New Jersey and operates 16 branches in western New Jersey and eastern Pennsylvania. During the second quarter of 2002, the Company recorded $779,000 in integration expenses related to its pending acquisition of Vista.

(3)      Comprehensive Income

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):


                                        Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        ------------------     ------------------
                                         2002       2001        2002        2001
                                        -------    -------     -------    -------

Net Income                              $ 3,095    $ 5,916     $ 7,097    $11,781
Change In Market Value on Securities
   Available for Sale, Net of Taxes       9,775     (2,787)      7,123      4,011
                                        -------    -------     -------    -------
Comprehensive Income                    $12,870    $ 3,129     $14,220    $15,792
                                        =======    =======     =======    =======


(4)      Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 144,000 and 111,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. Potential shares of common stock resulting from stock option agreements totaled 139,000 and 108,000 for the six months ended June 30, 2002 and June 30, 2001, respectively.

(5)      Amortization of Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no significant impact on the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. During the three months and six months ended June 30, 2002, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $370,000 and $741,000, which primarily represented core deposit intangibles. The remaining amortization period of the core deposit intangibles is approximately 3 years.

(6)      Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, which among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt. Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior-period amounts previously classified as an extraordinary item. Management does not anticipate that the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

(7)      Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information on a fully taxable equivalent basis for the lines of business is presented below.


                                                                                     Trust and
Results of Operations for                    Retail          Commercial              Investment
The Three Months Ended June 30, 2002        Banking           Banking   Investments  Services     All Other   Consolidated
--------------------------------------------------------------------------------------------------------------------------

Interest Income                           $   10,229      $  10,346      $   9,890    $ --        $   --       $   30,465
Interest Expense                               6,917           --            5,024      --            --           11,941
Funds Transfer Pricing Allocation              8,590         (7,120)        (3,165)     --           1,695           --
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        11,902          3,226          1,701      --           1,695         18,524
Provision for Loan Losses                       (246)         4,571           --        --            --            4,325
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses        12,148         (1,345)         1,701      --           1,695         14,199
Non-Interest Income                            2,646            474            950     1,712           (14)         5,768
Non-Interest Expense                          10,899          1,764          1,221     1,321           862         16,067
--------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Before Taxes         $    3,895      $  (2,635)     $   1,430    $  391      $    819     $    3,900
--------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                      $1,414,136      $    --        $ 429,453    $ --        $187,853     $2,031,442
   Funds Used: Interest-Earning Assets       596,163        654,149        624,362      --            --        1,874,674
   Non-Interest-Earning Assets                12,178          2,860         59,233      --          82,497        156,768
--------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                 $  805,795      $(657,009)     $(254,142)   $ --        $105,356     $     --
--------------------------------------------------------------------------------------------------------------------------


                                                                                     Trust and
Results of Operations for                    Retail          Commercial              Investment
The Three Months Ended June 30, 2001        Banking           Banking   Investments  Services     All Other   Consolidated
--------------------------------------------------------------------------------------------------------------------------

Interest Income                           $   12,833      $  11,782      $  11,094    $ --        $    --     $   35,709
Interest Expense                              11,195           --            6,165      --             --         17,360
Funds Transfer Pricing Allocation              9,223         (7,128)        (3,379)     --           1,284          --
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        10,861          4,654          1,550      --           1,284        18,349
Provision for Loan Losses                       (791)         1,607           --        --             --            816
--------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses        11,652          3,047          1,550      --           1,284        17,533
Non-Interest Income                            2,840            225            952     2,123            44         6,184
Non-Interest Expense                          11,216          1,397          1,077     1,107            79        14,876
--------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                $    3,276      $   1,875      $   1,425    $1,016      $  1,249    $    8,841
--------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                      $1,419,916      $    --        $ 435,104    $ --        $187,903    $2,042,923
   Funds Used: Interest-Earning Assets       675,559        565,924        646,261      --             --       1,887,744
   Non-Interest-Earning Assets                11,464          3,065         54,932      --          85,718       155,179
--------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                 $  732,893      $(568,989)     $(266,089)   $ --        $102,185    $    --
--------------------------------------------------------------------------------------------------------------------------



                                                                                       Trust and
Results of Operations for                  Retail        Commercial                   Investment
The Six Months Ended June 30, 2002         Banking        Banking     Investments       Services      All Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Interest Income                           $   20,533     $  21,106      $  19,491         $ --        $   --      $   61,130
Interest Expense                              13,809          --            9,843           --            --          23,652
Funds Transfer Pricing Allocation             14,773       (13,865)        (6,881)          --           5,973          --
------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        21,497         7,241          2,767           --           5,973        37,478
Provision for Loan Losses                        247         8,703           --             --            --           8,950
------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses        21,250        (1,462)         2,767           --           5,973        28,528
Non-Interest Income                            4,363           766          1,887          3,433         1,227        11,676
Non-Interest Expense                          21,290         3,880          1,388          2,900           862        30,320
------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Before Taxes         $    4,323     $  (4,576)     $   3,266         $  533      $  6,338    $    9,884
------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                      $1,399,835     $    --        $ 416,582         $ --        $191,611    $2,008,028
   Funds Used: Interest-Earning Assets       594,311       651,043        599,956           --            --       1,845,310
   Non-Interest-Earning Assets                12,163         2,729         58,235           --          89,591       162,718
------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                 $  793,361     $(653,772)     $(241,609)        $ --        $102,020    $     --
------------------------------------------------------------------------------------------------------------------------------




                                                                                        Trust and
Results of Operations for                  Retail        Commercial                    Investment
The Six Months Ended June 30, 2001         Banking        Banking     Investments       Services      All Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Interest Income                           $   27,107     $  24,144      $  22,741         $ --        $   --      $   73,992
Interest Expense                              24,788          --           12,739           --            --          37,527
Funds Transfer Pricing Allocation             20,799       (15,359)        (7,041)          --           1,601          --
------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                        23,118         8,785          2,961           --           1,601        36,465
Provision for Loan Losses                        445           917           --             --            --           1,362
------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
       After Provision for Loan Losses        22,673         7,868          2,961           --           1,601        35,103
Non-Interest Income                            5,400           313          2,103          4,155            73        12,044
Non-Interest Expense                          22,813         3,222          1,155          2,332            79        29,601
------------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                $    5,260     $   4,959      $   3,909         $1,823      $  1,595    $   17,546
------------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                      $1,462,799     $    --        $ 422,041         $ --        $185,345    $2,070,185
   Funds Used: Interest-Earning Assets       694,173       563,484        659,432           --            --       1,917,089
   Non-Interest-Earning Assets                11,985         2,351         54,528           --          84,232       153,096
------------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                 $  756,641     $(565,835)     $(291,919)        $ --        $101,113    $     --
------------------------------------------------------------------------------------------------------------------------------


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results and financial condition at June 30, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-and six-month period ended June 30, 2002 are not necessarily indicative of results to be attained for any other period.

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

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and June 30, 2001:

OVERVIEW

The Company reported net income of $3.1 million for the second quarter ended June 30, 2002, as compared to $5.9 million reported for the same period in 2001. Net income per diluted share was $0.21 for the second quarter ended June 30, 2002 compared to $0.39 per diluted share for the prior-year period.

During current quarter of 2002, the Company made a higher loan loss provision and recorded a $2.8 million charge-off on a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the first quarter, and $2.4 million charge-off related to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter. Additionally, the Company recorded $0.8 million ($0.5 million net of tax) in integration expenses related its pending merger with Vista Bancorp, and $0.6 million ($0.3 million net of tax) in interest reversals related to the loan to the insurance premium financing company.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major revenue components: net interest income and non-interest income, which includes net gains from securities transactions. Operating revenues decreased $0.3 million to $23.5 million. Included in the second quarter of 2002 and 2001 were gains of $0.9 million associated with the sale of the unsecured credit card portfolio in 2002 and gains of $0.5 million associated with the sale of the secured credit card portfolio in 2001 amounting to $0.5 million. Excluding these items and net gains from securities transactions, operating revenues decreased $0.7 million to $22.5 million. The majority of this decline was the result of lower trust income and lower credit card fees resulting from the 2001 credit card sale.

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

The following table reflects the components of net interest income, setting forth, for the periods presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities) and (5) the net interest margin (i.e., annualized net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35% in 2002 and 2001. Average balances have been derived from daily balances.


                                                                          Three Months Ended
                                                  --------------------------------------------------------------------
                                                           June 30, 2002                      June 30, 2001
                                                  ---------------------------------  ---------------------------------
                                                                Interest  Average                  Interest   Average
                                                    Average     Income/    Yield/      Average      Income/   Yield/
(Dollars in Thousands)                              Balance     Expense     Rate       Balance      Expense    Rate
----------------------------------------------------------------------------------------------------------------------

Assets:
Interest-Earning Assets:
   Securities Available for Sale:
     Taxable                                        $  473,229    $ 7,557   6.39%      $  516,654    $ 8,854    6.85%
     Non-Taxable                                       102,863      1,731   6.72           90,180      1,615    7.17
   Securities Held to Maturity:
     Taxable                                             5,894         55   3.77           12,167        190    6.22
     Non-Taxable                                        38,075        540   5.67           23,895        429    7.18
                                                  --------------------------------------------------------------------
       Total Securities                                620,061      9,883   6.38          642,896     11,088    6.90
                                                  --------------------------------------------------------------------

   Short-Term Investments                                1,505          7   1.84              681          7    4.07
   Loans (Net of Unearned Income):
     Commercial                                        321,360      4,085   5.10          287,546      5,879    8.20
     Real Estate - Commercial                          360,460      6,707   7.36          291,133      6,156    8.37
     Real Estate - Residential                         263,779      4,352   6.60          392,372      6,664    6.79
     Consumer                                          292,994      5,027   6.88          248,211      5,005    8.09
     Credit Card                                        14,515        404  11.16           24,905        910   14.67
                                                  --------------------------------------------------------------------
       Total Loans                                   1,253,108     20,575   6.55        1,244,167     24,614    7.90
                                                  --------------------------------------------------------------------
   Total Interest-Earning Assets                     1,874,674     30,465   6.49        1,887,744     35,709    7.56
                                                  --------------------------------------------------------------------
Non-Interest-Earning Assets                            156,768                            155,179
                                                  -------------                      -------------
     Total Assets                                   $2,031,442                         $2,042,923
                                                  =============                      =============

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
   Savings Deposits                                 $  584,197      1,644   1.13       $  546,828      2,854    2.09
   Time Deposits                                       569,885      5,339   3.76          650,240      8,633    5.33
                                                  --------------------------------------------------------------------
     Total Savings and Time Deposits                 1,154,082      6,983   2.43        1,197,068     11,487    3.85
   Short-Term Borrowings                                97,608        462   1.90          220,732      2,806    5.10
   Other Borrowed Funds                                323,505      4,496   5.57          195,483      3,067    6.29
                                                  --------------------------------------------------------------------
   Total Interest-Bearing Liabilities                1,575,195     11,941   3.04        1,613,283     17,360    4.32
                                                  --------------------------------------------------------------------
Non-Interest-Bearing Liabilities:
   Demand Deposits and Non-Interest Bearing            279,175                            251,697
     Savings
   Other Liabilities                                    22,541                             30,770
                                                  -------------                      -------------
     Total Non-Interest Bearing Liabilities            301,716                            282,467
                                                  -------------                      -------------
Stockholders' Equity                                   154,531                            147,173
                                                  -------------                      -------------
Total Liabilities and Stockholders' Equity          $2,031,442                         $2,042,923
                                                  =============                      =============

Net Interest Income (Tax-Equivalent Basis)                        $18,524                            $18,349
                                                               ===========                        ============
Interest Rate Spread                                                        3.45                                3.24
                                                                          =======                             ======
Net Interest Margin                                                         3.96%                               3.89%
                                                                          =======                             ======


Net interest income for the second quarter ended June 30, 2002 increased $0.2 million to $18.5 million compared to the same period last year. This was due primarily to an increase in the Company's interest rate spread, which was partially offset by the reversal of $580,000 in interest income. This reversal was related to the placement of a $21 million loan to an insurance premium finance company on non-accrual during the second quarter of 2002.

As rates declined throughout 2001, the Company's interest-bearing liabilities repriced at a faster rate than its interest-earning assets. Average interest-bearing liabilities decreased $38.1 million to $1,575.2 million for the second quarter ended June 30, 2002 compared to the same period in 2001. The average yield on those liabilities dropped 128 basis points to 3.04%. Average interest-earning assets decreased $13.1 million to $1,874.7 for the second quarter ended June 30, 2002 compared to the prior year period, while the average yield on those assets dropped 107 basis points to 6.49%.

Average securities, excluding any unrealized gains or losses, declined $22.8 million to $620.1 million, while the yield earned on the portfolio declined 52 basis points to 6.38%. Average loans increased $8.9 million to $1,253.1 million, while the yield earned on the portfolio declined to 6.55% from 7.90% in the same period last year. The decline in the average loan portfolio yield was primarily the result of the lower interest rate environment and a rise in non-accrual loans. During 2001, the Company sold $103 million in loans, of which $81.0 million were related to the sale of residential mortgage loans, as part of its Asset/Liability Management strategy to reposition its balance sheet. Excluding residential mortgage loans, average loans for the second quarter of 2002 rose 16.1% from the second quarter of 2001. Average short-term investments increased $0.8 million to $1.5 million. These changes resulted in a decrease in interest income of $5.2 million to $30.5 million for the quarter ended June 30, 2002. The average yield on interest-earning assets declined 107 basis points to 6.49%, reflecting the current lower interest rate environment.

Average interest-bearing deposits decreased $43.0 million to $1,154.1 million in the second quarter ended June 30, 2002, while the yield paid declined to 2.43% from 3.85%. Within interest bearing deposits, average savings deposits increased $37.4 million from the prior year to $584.2 million, while average time deposits decreased $80.4 million to $569.9 million during the current quarter. The decrease in average time deposits resulted primarily from a decrease in large-denomination municipal certificates of deposit, which declined $79.6 million on average from the second quarter of 2001. The average yield paid on savings deposits declined 96 basis points to 1.13% while the average yield paid on time deposits declined 157 basis points to 3.76%. Throughout 2001, as market rates steadily declined, the Company accordingly adjusted rates paid on its deposits and introduced competitive rates on selected deposits products in an effort to retain deposits. The Company also utilizes short-term and other borrowings as additional funding sources. Average short-term borrowings declined $123.1 million during the quarter ended June 30, 2002 to $97.6 million, while the yield paid declined 320 basis points to 1.90%. Average other borrowings increased $128.0 million during the quarter ended June 30, 2002 to $323.5 million, while the yield declined 72 basis points to 5.57%. During 2001 and into 2002, the Company extended a portion of its short-term borrowings. The Company's strategy in extending its borrowings during a time of low interest rates is to stabilize the Company's interest costs if and when market rates begin to rise. These changes resulted in a decrease in interest expense of $5.4 million to $11.9 million for the quarter ended June 30, 2002. The average yield on interest-bearing liabilities declined 128 basis points to 3.04%, reflecting the current lower interest rate environment.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin increased during the second quarter of 2002 to 3.96% compared with 3.89% in the prior year quarter, despite the previously mentioned interest reversal of $580,000 related to the placement of a $21 million loan on non-accrual. The Company's stock repurchase program and its investment in cash surrender value of life insurance policies also had the effect of reducing the net interest margin, as these investments reduced investable interest-earning funds. The increase in cash surrender value of life insurance policies had a positively impact on non-interest income, generating $0.8 million of income in both the second quarter of 2002 and the second quarter of 2001.

Provision for Loan Losses

For the quarter ended June 30, 2002, the provision for loan losses was $4.3 million compared to $0.8 million for the same period last year. This higher provision was attributable in part to a $2.4 million charge-off of an insurance premium financing company loan that was placed on non-accrual during the second quarter of 2002.

For additional information, see "Allowance for Loan Losses" under Financial Condition.

Non-Interest Income

Non-interest income for the quarter ended June 30, 2002 decreased $0.4 million to $5.8 million from the same period of the prior year. During the second quarter of 2002, the Company recorded a gain of $0.9 million resulting from the sale of its $14 million unsecured credit card portfolio. During the second quarter of 2001, a $0.5 million gain on the sale of the Company's $22 million secured credit card portfolio was recognized. Trust income declined $0.4 million from the prior-year period, due to lower managed assets values. Other service charges, commissions and fees were down $0.5 million due to lower credit card fees resulting from the 2001 credit card sale. Offsetting these declines were modest increases in service charges on deposit accounts and income on corporate-owned life insurance.

Non-Interest Expense

For the quarter ended June 30, 2002, non-interest expense increased $1.2 million to $16.1 million compared to $14.9 million for the same period last year. Salaries, wages and benefits increased $1.0 million to $7.1 million in 2002 from the same period last year. The increase in salary, wages and employee benefits were attributable to normal salary adjustments, higher healthcare expenses and increased pension and other post-retirement costs. During the second quarter of 2002, the Company recorded $0.8 million in integration expenses relating to its pending merger with Vista Bancorp. During the second quarter of 2001, the Company recorded $0.8 million in expenses associated with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust. Other expenses increased $0.3 million due primarily to higher consulting and postage expenses, while furniture and equipment expense rose $0.1 million to $1.1 million from the same period last year. Partially offsetting these increases was a decline in data processing expense, which decreased $0.2 million from the same quarter last year due primarily to lower transaction volumes resulting from the sale of the secured credit card portfolio.

Income Taxes

The Company recorded a benefit for income taxes of $13,000 for the second quarter of 2002 as compared to a provision for income tax of $2.2 million in the second quarter of last year. This was due primarily to a decrease in the level of pre-tax income and lower state income taxes.

On July 2, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act. The legislation is not expected to have a material effect on the Company.

Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other.

Summary financial information on a fully taxable equivalent basis for each line of business is presented in Note 7.

The following table shows the percentage contribution of the reportable segments to consolidated net income before taxes on a fully taxable equivalent basis:



                                                                            Trust and
                                        Retail    Commercial                Investment    All
                                        Banking    Banking    Investments    Services    Other  Consolidated
                                       -----------------------------------------------------------------------

Three Months Ended June 30, 2002         99.9%      (67.6%)       36.7%        10.0%      21.0%       100.0%
Three Months Ended June 30, 2001         37.1%       21.2%        16.1%        11.5%      14.1%       100.0%

Income before taxes for the Retail Banking segment was $0.6 million higher than the second quarter of 2001 due to a $1.0 million increase in net interest income offset in part by an increase of $0.5 million in the loan loss provision. The higher net interest income was primarily related to increases in average consumer loans and in wider-spread average core deposits when compared to 2001. The increase in the loan loss provision was due to a higher allocation related to the consumer portfolio partially offset by a reduction related to the sale of the unsecured credit card portfolio. Commercial Banking pretax income decreased $4.5 million primarily due to a $3.0 million increase in the loan loss provision allocation and a decrease of $1.4 million in net interest income. Of the total amount of the loan loss provision, $2.4 million was related to a charge-off of a loan to an insurance premium financing company that was placed on non-accrual during the second quarter of 2002. The decrease in net interest income was due primarily to an increase in non-accrual loans and narrower spreads on new loans. Pretax income for the Investments segment was approximately the same for both periods. Income before taxes for the Trust and Investment Services segment decreased $0.6 million primarily due to a 19.4% decline in revenue caused by lower market values of trust assets. Income before taxes for the All Other segment decreased $0.4 million from the first quarter of 2001 due to $0.8 million in integration expenses relating to the pending merger with Vista Bancorp offset by a decrease in the credit assigned to non-maturity deposits in the Retail Banking segment.

Six Months Ended June 30, 2002 and June 30, 2001:

OVERVIEW

The Company reported net income of $7.1 million for the six months ended June 30, 2002, as compared to $11.8 million reported for the same period in 2001. Net income per diluted share was $0.48 for the six months ended June 30, 2002 compared to $0.78 per diluted share for the prior-year period.

During first half of 2002, the Company increased its loan loss provision and recorded a $2.8 million charge-off on a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the first quarter, and recoded a $2.4 million charge-off related to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter. Additionally, the Company recorded $0.8 million ($0.5 million net of tax) in integration expenses related its pending merger with Vista Bancorp, and $0.6 million ($0.3 million net of tax) in interest reversals related to the loan to the insurance premium financing company. These charges were partially offset by a $0.9 million ($0.5 million net of tax) gain on the sale of the Company's $14 million unsecured credit card portfolio and a gain of $1.2 million ($0.7 million net of tax) from the dissolution of its joint venture in United Financial Services, Inc. ("UFS").

During the first half of 2001, the Company recorded a non-recurring charge of $0.8 million ($0.5 million net of tax) representing expenses associated with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust Bank. This charge was partially offset by a $0.5 million ($0.3 million net of tax) gain on the sale of the Company's secured credit card portfolio.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major revenue components: net interest income and non-interest income, which includes net gains from security transactions. Operating revenues increased $0.5 million to $47.5 million, despite the reversal of $0.6 million in interest income related to the placing of a $21 million loan to an insurance premium financing company on non-accrual. Included in the six months ended June 30, 2002 were gains associated with the sale of the unsecured credit card portfolio of $0.9 million and the dissolution of joint venture in UFS of $1.2 million. Included in the corresponding period in 2001 was the gain associated with the sale of the secured credit card business of $0.5 million. Excluding these items and the gains from security transactions, operating revenues declined $1.1 million to $45.4 million. The majority of this decline was a result of lower trust income and lower credit card fees resulting from the 2001 credit card sale.

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

The following table reflects the components of net interest income, setting forth, for the periods presented, (1) average assets, liabilities and stockholders' equity, (2) interest earned on earning assets and interest paid on interest-bearing liabilities, (3) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities) and (5) the net interest margin (i.e., annualized net interest income divided by average earning assets). Dollar amounts are presented on a tax-equivalent basis assuming a tax rate of 35% in 2002 and 2001. Average balances have been derived from daily balances.


                                                                           Six Months Ended
                                                  --------------------------------------------------------------------
                                                           June 30, 2002                      June 30, 2001
                                                  ---------------------------------  ---------------------------------
                                                                Interest  Average                  Interest   Average
                                                    Average     Income/    Yield/      Average      Income/   Yield/
(Dollars in Thousands)                              Balance     Expense     Rate       Balance      Expense    Rate
----------------------------------------------------------------------------------------------------------------------

Assets:
Interest-Earning Assets:
   Securities:
     Taxable                                      $    453,580 $   14,890   6.56 %   $    529,008 $   18,176    6.87%
     Non-Taxable                                       100,166      3,408   6.80           87,507      3,157    7.22
   Securities Held to Maturity:
     Taxable                                             6,256        128   4.12           16,171        519    6.42
     Non-Taxable                                        36,109      1,055   5.84           22,715        837    7.37
                                                  --------------------------------------------------------------------
       Total Securities                                596,111     19,481   6.53          655,401     22,689    6.92
                                                  --------------------------------------------------------------------

   Short-Term Investments                                1,055         10   1.89            1,990         52    5.20
   Loans (Net of Unearned Income):
     Commercial                                        319,158      8,745   5.53          282,144     12,095    8.64
     Real Estate - Commercial                          359,025     13,227   7.33          293,451     12,522    8.53
     Real Estate - Residential                         267,644      8,826   6.60          401,291     13,671    6.81
     Consumer                                          287,374     10,013   7.03          249,315     10,134    8.20
     Credit Card                                        14,943        828  11.17           33,497      2,829   17.03
                                                  --------------------------------------------------------------------
       Total Loans                                   1,248,144     41,639   6.69        1,259,698     51,251    8.17
                                                  --------------------------------------------------------------------
   Total Interest-Earning Assets                     1,845,310     61,130   6.64        1,917,089     73,992    7.74
                                                  --------------------------------------------------------------------
Non-Interest-Earning Assets                            162,718                            153,096
                                                  -------------                      -------------
     Total Assets                                 $  2,008,028                       $  2,070,185
                                                  =============                      =============

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
   Savings Deposits                               $    571,243      3,072   1.08     $    555,027      6,460    2.35
   Time Deposits                                       573,643     10,888   3.83          687,868     19,088    5.60
                                                  --------------------------------------------------------------------
     Total Savings and Time Deposits                 1,144,886     13,960   2.46        1,242,895     25,548    4.15
   Short-Term Borrowings                               100,274        998   2.01          224,262      6,300    5.66
   Other Borrowed Funds                                306,291      8,694   5.71          175,529      5,679    6.51
                                                  --------------------------------------------------------------------
   Total Interest-Bearing Liabilities                1,551,451     23,652   3.07        1,642,686     37,527    4.61
                                                  --------------------------------------------------------------------
Non-Interest-Bearing Liabilities:
   Demand Deposits and Non-Interest Bearing            274,929                            251,959
     Savings
   Other Liabilities                                    25,703                             30,614
                                                  -------------                      -------------
     Total Non-Interest Bearing Liabilities            300,632                            282,573
                                                  -------------                      -------------
Stockholders' Equity                                   155,945                            144,926
                                                  -------------                      -------------
Total Liabilities and Stockholders' Equity        $  2,008,028                       $  2,070,185
                                                  =============                      =============

Net Interest Income (Tax-Equivalent Basis)                     $   37,478                         $   36,465
                                                               ===========                        ============
Interest Rate Spread                                                        3.57                                3.13
                                                                          =======                             ======
Net Interest Margin                                                         4.07 %                              3.80%
                                                                          =======                             ======


Despite the reversal of $0.6 million in interest income related to the placing of a $21 million loan to an insurance premium financing company on non-accrual, net interest income for the six months ended June 30, 2002 increased $1.0 million to $37.5 million compared to the same period last year. As rates declined throughout 2001, the Company's interest-bearing liabilities repriced at a faster rate than its interest-earning assets. Average interest-bearing liabilities decreased $91.2 million or 5.6% to $1,551.5 million for the six months ended June 30, 2002 compared to the same period in 2001. The average yield on those liabilities dropped 154 basis points to 3.07%. Average interest-earning assets decreased $71.8 million or 3.7% to

$1,845.3 million for the six months ended June 30, 2002 compared to the prior year period, while the average yield on those assets dropped 110 basis points to 6.64%.

Average securities, excluding any unrealized gains or losses, declined $59.3 million to $596.1 million, while the yield earned on the portfolio declined 39 basis points to 6.53%. Average loans declined $11.6 million to $1,248.1 million, while the yield earned on the portfolio decreased to 6.69% from 8.17% in the same period last year. The decline in the average loan portfolio yield was due to the lower interest rate environment, a rise in non-accrual loans and the sale of the secured credit card portfolio. During 2001, the Company sold $103 million in loans, predominantly residential mortgage loans, as part of its Asset/Liability Management strategy to reposition its balance sheet. Excluding residential mortgage loans, average loans grew 14.2% during the first six months of 2002 compared to the same period last year. Average short-term investments declined $0.9 million to $1.1 million. These changes resulted in a decrease in interest income of $12.9 million to $61.1 million for the six months ended June 30, 2002. The average yield on interest-earning assets declined 110 basis points to 6.64%, reflecting the current lower interest rate environment.

Average interest-bearing deposits decreased $98.0 million to $1,144.9 million in the six months ended June 30, 2002, while the yield paid declined to 2.46% from 4.15%. Within interest bearing deposits, average savings deposits increased $16.2 million from the prior year to $571.2 million, while average time deposits decreased $114.2 million to $573.6 million during the first half of 2002. Average time deposits decreased primarily from a reduction in large-denomination municipal certificates of deposit, which had declined $100.9 million in the first six months of 2002 from the first six months of 2001. The average yield paid on savings deposits declined 127 basis points to 1.08%, while the average yield paid on time deposits declined 177 basis points to 3.83%. Throughout 2001, as market rates steadily declined, the Company accordingly adjusted rates paid on its deposits and introduced competitive rates on selected deposits products in an effort to retain deposits. The Company also utilizes short-term and other borrowings as additional funding sources. Average short-term borrowings declined $124.0 million during the six months ended June 30, 2002 to $100.3 million, while the yield paid declined 365 basis points to 2.01%. Average other borrowings were $306.3 million during the six months ended June 30, 2002 compared to $175.5 million, while the yield declined 80 basis points to 5.71%. These changes resulted in a decrease in interest expense of $13.9 million to $23.7 million for the six months ended June 30, 2002. The average yield on interest-bearing liabilities declined 154 basis points to 3.07%, reflecting the lower interest rate environment.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin increased during the first six months of 2002 to 4.07% compared with 3.80% in the first half of 2001. The Company's stock repurchase program and its investment in cash surrender value of life insurance policies have the effect of reducing the net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $1.6 million of income in both the six months ended June 30, 2002 and 2001.

Provision for Loan Losses

For the six months ended June 30, 2002, the provision for loan losses was $9.0 million compared to $1.4 million for the same period last year. The increase reflects a special provision of $3.7 million charged to operations during the first quarter of 2002 related to the Suprema Specialties credit facility, a company that declared bankruptcy during the first quarter. Additionally, a higher loan loss provision was provided during the second quarter due in part to the $2.4 million charge-off relating to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter.

For additional information, see "Allowance for Loan Losses" under Financial Condition.

Non-Interest Income

Non-interest income for the six months ended June 30, 2002 was $11.7 million, down $0.4 million from the same period of the prior year. Non-interest income for 2002 included a $0.9 million gain on the sale of the Company's $14 million unsecured credit card portfolio in the second quarter and a gain of $1.2 million from the dissolution of its joint venture in United Financial Services, Inc. ("UFS") during the first quarter. During the second quarter of 2001, a $0.5 million gain on the sale of the Company's $22 million secured credit card portfolio was recognized. Excluding these non-recurring items, non-interest income for the six months ended June 30, 2002 declined $1.9 million to $9.6 million. Trust income declined $0.8 million from the prior year period reflecting lower managed assets values. Other service charges, commissions and fees were down $1.2 million due to lower credit card fees resulting from the 2001 credit card sale. Offsetting these declines were modest increases in service charges on deposit accounts, income on corporate-owned life insurance and other income.

Non-Interest Expense

For the six months ended June 30, 2002, non-interest expense increased $0.7 million to $30.3 million compared to $29.6 million for the same period last year. Salaries, wages and benefits increased $1.7 million to $14.3 million in 2002 from the same period last year. The increase in salary, wages and employee benefits were attributable to normal salary adjustments, higher healthcare expenses and increased pension and other post-retirement costs. During the second quarter, the Company recorded $0.8 million in integration expenses relating to its pending merger with Vista Bancorp, while in the second quarter of 2001 the Company recorded $0.8 million in expenses associated with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust. Partially offsetting the increase in salaries, wages and benefits was a decline in data processing expense, which fell $1.0 million from the same quarter last year due primarily to lower transaction volumes resulting from the sale of the secured credit card portfolio.

Income Taxes

The provision for income taxes decreased by $3.1 million to $1.2 million for the six months ended June 30, 2002 from $4.3 million for the same period in 2001 due primarily to the decrease in pre-tax income, an increase in tax-exempt interest income and lower state income taxes in the first half of 2002 as compared to same period in 2001.

Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other.

Summary financial information on a fully taxable equivalent basis for each line of business is presented in Note 7.

The following table shows the percentage contribution of the reportable segments to consolidated net income before taxes on a fully taxable equivalent basis:

                                                                           Trust and
                                       Retail    Commercial                Investment    All
                                       Banking    Banking    Investments    Services    Other  Consolidated
                                      -----------------------------------------------------------------------

  Six Months Ended June 30, 2002        43.8%      (46.3%)       33.0%         5.4%      64.1%       100.0%
  Six Months Ended June 30, 2001        30.0%       28.2%        22.3%        10.4%       9.1%       100.0%


Income before taxes for the Retail Banking segment decreased $0.9 million from the six months of 2001 due to a $1.6 million decline in net interest income and a decrease in non-interest income of $1.0 million. This was offset by a $0.2 million decrease in the loan loss provision allocation and a $1.5 million reduction in non-interest expense. The reduction in net interest income was primarily related to the impact of the sale of the secured credit card portfolio in 2001, a 4.3% decline in average deposits and lower funds transfer credits assigned to certain non-maturity deposits. The decrease in the loan loss provision was due to the sale of the secured and unsecured credit card portfolios. The decrease in non-interest income and non-interest expense was due to lower credit card fees and a decline in data processing expense due to lower transaction volumes, respectively, resulting from the sale of the secured credit card portfolio in 2001. Commercial Banking pretax income decreased $9.5 million primarily due to a $7.8 million increase in the loan loss provision allocation. Of this amount, $3.7 million was related to the Suprema Specialties credit facility, and $2.4 million was due to a charge-off relating to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter. The remaining allocation was due to increased loan volume. Pretax income for the Investments segment decreased $0.6 million due to a decline in net interest income of $0.2 million, a decrease in non-interest income of $0.2 million related to lower investment securities gains and by an increase of $0.2 million in non-interest expense. Income before taxes for the Trust and Investment Services segment decreased $1.3 million due to a 19.1% decline in revenue resulting from lower market value of trust assets and a 24.4% increase in expenses, which was primarily due to a higher occupancy expense allocation and increased commissions on alternative investment products. Income before taxes for the All Other segment increased $4.7 million from the first quarter of 2001 due to a significant decline in the credit assigned to non-maturity deposits in the Retail Banking segment and a $1.2 million recovery related to the settlement of the Company's joint venture data-servicing provider, United Financial Services, Inc. This was offset by $0.8 million in integration expenses relating to the pending merger with Vista Bancorp.


FINANCIAL CONDITION

June 30, 2002 as compared to December 31, 2001:

Total assets increased $97.8 million, or 5.0% from December 31, 2001. The asset increases were $74.2 million in securities available for sale, $4.1 million in securities held to maturity, $16.4 million in short-term investments, $10.9 million in loans, net of allowance, and $3.4 million in the cash surrender value of life insurance policies. Offsetting these increases were decreases of $11.0 million in cash and due from banks and $0.2 million in other assets, including premises and equipment, intangible assets and other real estate.

Securities

Within the securities portfolio, most of the increase was due to purchases of mortgage-backed securities. The amortized cost and approximate market value of securities are summarized as follows:


  (in thousands)                                      June 30, 2002                       December 31, 2001
                                             ---------------------------------     ---------------------------------
                                               Amortized           Market            Amortized           Market
  Securities Available for Sale                  Costs              Value              Costs             Value
  -----------------------------              ---------------    --------------     --------------    ---------------

  U.S. Treasury Securities                        $  1,994          $  2,073           $  1,993           $  2,065
  ------------------------------------------
  Obligations of U.S. Government
       Agencies and Corporations                    15,688            15,800             15,685             15,646
  ------------------------------------------
  Obligations of States and
       Political Subdivisions                      103,017           106,440             95,979             96,502
  ------------------------------------------
  Mortgage-Backed Securities                       399,131           409,189            328,475            331,279
  ------------------------------------------
  Corporate Debt Securities                         31,387            28,880             45,039             42,424
  ------------------------------------------
  Equity Securities                                 31,307            31,906             32,015             32,077
  --------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale              582,524           594,288            519,186            519,993
  --------------------------------------------------------------------------------------------------------------------

  Securities Held to Maturity
  ---------------------------

  U.S. Treasury Securities                             997             1,037                996              1,033
  ------------------------------------------
  Obligations of States and
       Political Subdivisions                       36,029            36,436             30,579             30,756
  ------------------------------------------
  Mortgage-Backed Securities                         4,454             4,502              5,856              5,861
  ------------------------------------------
  Other Securities                                     250               250                225                225
  ----------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                 41,730            42,225             37,656             37,875
  ----------------------------------------------------------------------------------------------------------------
  Total Securities                                $624,254          $636,513           $556,842           $557,868
  ----------------------------------------------------------------------------------------------------------------


Loans

Total loans at June 30, 2002, net of unearned income, increased $13.5 million, or 1.1% to $1,249.4 million from year-end 2001. All loan categories increased from December 31, 2001 except for residential mortgage, lease financing and credit card loans.

The following schedule presents the components of loans outstanding by type, for each period presented.


(In Thousands)                                                 June 30, 2002          December 31, 2001
                                                          ------------------------  -----------------------

Real Estate:
     Commercial                                                      $  287,590                $  281,607
----------------------------------------------------------
     Residential Mortgage                                               264,591                   280,416
----------------------------------------------------------
     Construction                                                        75,503                    68,838
----------------------------------------------------------
Commercial Loans                                                        322,879                   312,491
----------------------------------------------------------
Lease Financing                                                          17,305                    21,186
----------------------------------------------------------
Installment Loans                                                       281,298                   255,345
----------------------------------------------------------
Retail Credit Card                                                          219                    16,042
-----------------------------------------------------------------------------------------------------------
Total Loans Outstanding, Net of Unearned Income                       1,249,385                 1,235,925
----------------------------------------------------------
Less: Allowance for Loan Losses                                          15,051                    12,478
-----------------------------------------------------------------------------------------------------------
Loans, Net                                                           $1,234,334                $1,223,447
-----------------------------------------------------------------------------------------------------------


Asset Quality

The following table provides an analysis of non-performing assets as of the periods indicated:


                                         June 30,      December 31,     December 31,   December 31,    December 31,
(Dollars in thousands)                     2002            2001             2000           1999            1998
----------------------------------------------------------------------------------------------------------------------

Total Assets                            $2,060,290      $1,962,450      $2,112,181      $2,090,383       $1,916,809
-------------------------------------

Total Loans (Net of Unearned Income)    $1,249,385      $1,235,925      $1,287,417      $1,261,343       $1,057,081
-------------------------------------

Allowance for Loan Losses               $   15,051      $   12,478      $   12,419      $   10,386       $   11,174
-------------------------------------
     Percent of Total Loans                   1.20%           1.01%           0.96%           0.82%            1.06%
-------------------------------------

Total Non-Performing Loans (1)          $   32,658      $    6,437      $    6,751      $    8,142       $    8,615
-------------------------------------
     Percent of Total Assets                  1.59%           0.33%           0.32%           0.39%            0.45%
-------------------------------------
     Percent of Total Loans                   2.61%           0.52%           0.52%           0.65%            0.81%
-------------------------------------

Allowance for Loan Losses to
  Non-Performing Assets                      46.09%         193.85%         183.96%         127.56%           129.70%
-------------------------------------

Total Non-Performing Assets             $   32,900      $    6,628      $    6,944      $    8,251        $    9,170
-------------------------------------
     Percent of Total Assets                  1.60%           0.34%           0.33%           0.39%             0.48%
-------------------------------------


(1) Non-performing loans consist of impaired loans, non-accrual loans and loans which are contractually past due 90 days or more as to principal or interest, but are still accruing interest at previously negotiated rates to the extent that such loans are both well secured and in the process of collection.

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

The Company's June 30, 2002 allowance for loan losses (the "Allowance") totaled $15.1 million and represented 1.20% of total loans. The Allowance was $12.5 million at year-end 2001, or 1.01% of total loans, and $11.9 million at June 30, 2001 or 0.97% of total loans. During the second quarter of 2002, the Company made a $4.3 million provision for loan losses and recorded a $2.8 million charge-off on the Suprema Specialties loan and a $2.4 million charge-off on the loan to the insurance premium financing company to reduce these exposures to their expected realizable values. Based upon current facts and circumstances, the Company expects that the remaining balance on the insurance premium financing company loan will be satisfied during the third quarter of 2002. The increase in the Allowance was also due to a $3.7 million loan loss provision primarily related to the aforementioned Suprema Specialties loan participation during the first quarter of 2002. For the six months ended June 30, 2002, loan loss provisions amounted to $9.0 million, up from the $1.4 million in the six months ended June 30, 2001. At June 30, 2002, the ratio of the allowance for loan losses to non-performing loans was 46.09% compared to 193.85% at December 31, 2001 and 274.71% at June 30, 2001.

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

Net charge-offs in the six months ended June 30, 2002 were $6.4 million or 1.02% of average loans outstanding on an annualized basis as compared to net charge-offs in the six months ended June 30, 2001, which were $1.9 million or 0.30% of average loans on an annualized basis.

Net charge-offs in the credit card portfolio and related products decreased to $526,000 in the six months ended June 30, 2002, compared to $1,417,000 in same period of the prior year, primarily due to the sale of the secured credit card portfolio in 2001. Net charge-offs in installment lending and lease financing receivables decreased to $224,000 in the six months ended June 30, 2002, compared with $258,000 in same period of the prior year. Net charge-offs of real estate secured loans, consisting predominantly of commercial real estate, were $225,000 in six months ended June 30, 2002 compared to $45,000 in the prior year, while net charge-offs of commercial and industrial loans were $5,402,000 during the six months ended June 30, 2002 compared to $188,000 in prior year period. The increase in the commercial loan charge-offs relates primarily to the previously mentioned charge-offs relating to Suprema Specialties and the insurance premium financing company. The charged-off loans are in various stages of collection and litigation.

Deposits and Borrowings

Total deposits increased $42.5 million or 3.0% to $1,443.2 million at June 30, 2002 from $1,400.7 million at December 31, 2001. Core deposits, which exclude large-denomination municipal certificates of deposit, amounted to $1,401.7 million at June 30, 2002 as compared to $1,358.4 million at year-end 2001, an increase of 3.2%. Savings deposits increased $45.4 million or 7.9%, while demand deposits increased $9.9 million or 3.7%. Time deposits declined $12.8 million or 2.3%. Excluding large-denomination municipal certificates of deposit, time deposits decreased 2.4%. Short-term borrowings decreased by $4.2 million, or 3.5%, while other borrowings increased by $56.7 million, or 22.2%. In an effort to help minimize interest rate risk, the Company continues to look for opportunities to extend the maturities of both its deposits and borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Capital

Total stockholders' equity increased $1.7 million to $157.4 million at June 30, 2002 from $155.7 million at December 31, 2001. The increase during the six-month period was due to net income of $7.1 million, an increase of $7.1 million (net of tax) in the market value of Company's available for sale securities portfolio from December 31, 2001 to June 30, 2002, and the exercise of stock options of $0.4 million. Partially offsetting these increases were the repurchase of 315,500 shares of the Company's common stock, which amounted to $7.1 million, and the two quarterly cash dividends totaling $5.8 million.

The following table reflects the Company's capital ratios, as of June 30, 2002 and December 31, 2001 in accordance with current regulatory guidelines.


(Dollars in Thousands)                                  June 30, 2002              December 31, 2001
                                                   -------------------------   --------------------------
                                                      Amount        Ratio         Amount         Ratio
                                                   -------------   ---------   --------------   ---------
Risk-Based Capital

Tier I Capital
  Actual                                               $193,148       12.18%        $197,944       12.90%
------------------------------------------------
  Regulatory Minimum Requirements                        63,437        4.00           61,363        4.00
------------------------------------------------
  For Classification as Well Capitalized                 95,156        6.00           92,044        6.00
------------------------------------------------

Combined Tier I and Tier II Capital
  Actual                                                208,199       13.13%         210,422       13.72%
------------------------------------------------
  Regulatory Minimum Requirements                       126,874        8.00          122,725        8.00
------------------------------------------------
  For Classification as Well Capitalized                158,593       10.00          153,406       10.00
------------------------------------------------

Leverage
  Actual                                                193,148        9.54%         197,944       10.29%
------------------------------------------------
  Regulatory Minimum Requirements                        80,943        4.00           76,957        4.00
------------------------------------------------
  For Classification as Well Capitalized                101,179        5.00           96,196        5.00
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

At June 30, 2002, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates of one year or less, which totaled $44.6 million at June 30, 2002. Included within this figure are marketable equity securities amounting to $14.0 million. Debt securities consist primarily of U.S. Treasury notes and bonds, obligations of U.S. Government agencies, mortgage-backed securities and obligations of states and political subdivisions. In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Additional liquidity is derived from scheduled payments of interest on loans and securities, scheduled loan payments of principal, as well as prepayments of loans and securities.

Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 2002, the Company had $309.7 million of lines of credit with the Federal Home Loan Bank and correspondent banks under which $14.5 million was readily available. Additionally, at June 30, 2002, the Company had $650.0 million of repurchase lines with investment brokers and FHLB, of which $598.0 million was available contingent upon available collateral.

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

As of June 30, 2002, the Company's earnings simulation model projects a 300 basis point upward change in rates during the first year and a 100 basis point downward change in rates during the first year, both in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year. At June 30, 2002, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On or about March 28, 2002, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

At the Annual Meeting, held on May 7, 2002, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

         1. The merger of Vista Bancorp with and into United National Bancorp, with United National Bancorp being the surviving corporation pursuant to the Agreement and Plan of Merger dated as of November 19, 2001 as amended and it is approved.

                  Affirmative Votes:                 Authority to Vote Withheld:
                  -----------------                  --------------------------
                  9,749,747                          82,381


         2. Election of the five (5) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified.


             ------------------------------- --------------------- ---------------------------- ---------------------
              Director                       Term Expiration       Affirmative Votes            Authority to Vote
                                                                                                Withheld
             ------------------------------- --------------------- ---------------------------- ---------------------

             C. Douglas Cherry               2005                  12,066,038                   131,844
             ------------------------------- --------------------- ---------------------------- ---------------------
             Thomas C. Gregor                2005                  11,673,474                   524,408
             ------------------------------- --------------------- ---------------------------- ---------------------
             Patricia A. McKiernan           2005                  12,150,194                    47,688
             ------------------------------- --------------------- ---------------------------- ---------------------
             David Walker                    2005                  12,151,626                    46,256
             ------------------------------- --------------------- ---------------------------- ---------------------
             George Wickard                  2005                  12,146,440                    51,442
             ------------------------------- --------------------- ---------------------------- ---------------------


         The following directors' terms of office continued after the meeting:

                                    George W. Blank
                                    William T. Kelleher, Jr.
                                    John R. Kopicki
                                    Antonia S. Marotta
                                    John W. McGowen III
                                    Charles N. Pond, Jr.
                                    Paul K. Ross
                                    Arlyn D. Rus
                                    Ronald E. West

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K


         A Form 8-K was filed on June 7, 2002, under Item 5 "Other Events". United's press release dated June 6, 2002, United National Bancorp statement that UnitedTrust has placed a $21 million commercial credit facility to an insurance premium financier on non-accrual, was included as an exhibit.

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




                                   UNITED NATIONAL BANCORP
                                   -----------------------
                                        (Registrant)








Dated: August 14, 2002                      By:  THOMAS C. GREGOR
                                                 ----------------
                                            Thomas C. Gregor
                                            Chairman, President and CEO






Dated: August 14, 2002                      By:  ALFRED J. SOLES
                                                 ---------------
                                            Alfred J. Soles
                                            Vice President & Treasurer
                                            (Principal Financial Officer)