Form 10-Q
period 2002-09-30
UNITED NATIONAL BANCORP
filed 2002-11-15
CIK 831959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                        Commission File Number: 000-16931

                             United National Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                            22-2894827
--------------------------------------------------------------------------------
(State or other jurisdiction of                                  (I.R.S.Employer
incorporation or organization)                               identification No.)

1130 Route 22 East, Bridgewater, New Jersey                           08807-0010
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

                             [X] Yes       [ ] No

As of November 1, 2002, there were 19,263,725 shares of common stock, $1.25 par value, outstanding.

                             UNITED NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                         PAGE(S)
PART I - FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements and Notes to
         Consolidated Financial Statements                                   1-9

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-25

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk            26

ITEM 4   Controls and Procedures                                              26

PART II - OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                    28

Certifications                                                             29-30

Part I - Financial Information

Item 1 - Financial Statements

                             United National Bancorp
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                          September 30,   December 31,
                                                                               2002           2001
                                                                          -------------   ------------
ASSETS
Cash and Due from Banks                                                    $   75,219      $   55,764
Short-Term Investments                                                        111,800              --
Securities Available for Sale, at Market Value                                770,100         519,993
Securities Held to Maturity                                                    50,698          37,656
Loans, Net of Unearned Income                                               1,649,966       1,235,925
   Less: Allowance for Loan Losses                                             20,765          12,478
-----------------------------------------------------------------------------------------------------
      Loans, Net                                                            1,629,201       1,223,447

Premises and Equipment, Net                                                    33,660          26,397
Other Real Estate, Net                                                            546             127
Goodwill and Other Intangible Assets                                           98,458           5,219
Cash Surrender Value of Life Insurance Policies                                75,605          56,881
Other Assets                                                                   43,710          36,966
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $2,888,997      $1,962,450
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
   Demand                                                                  $  351,516      $  272,283
   Savings                                                                    943,985         573,734
   Time                                                                       876,977         554,687
-----------------------------------------------------------------------------------------------------
      Total Deposits                                                        2,172,478       1,400,704

Short-Term Borrowings                                                          38,242         121,955
Other Borrowings                                                              363,489         255,269
Other Liabilities                                                              41,865          28,771
-----------------------------------------------------------------------------------------------------
      Total Liabilities                                                     2,616,074       1,806,699
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2002 and 2001
   None issued and outstanding                                                     --              --
Common Stock, $1.25 Par Value, Authorized Shares 25,000,000 in 2002 and
   2001 Issued Shares 20,929,448 in 2002 and 16,208,434 in 2001
   Outstanding Shares 19,263,725 in 2002 and 14,876,211 in 2001                26,162          20,261
Additional Paid-in Capital                                                    234,286         130,138
Retained Earnings                                                              33,979          30,793
Treasury Stock, at Cost - 1,665,723 shares in 2002 and 1,332,223 shares
   in 2001                                                                    (33,409)        (25,929)
Restricted Stock                                                                  (12)            (36)
Accumulated Other Comprehensive Income                                         11,917             524
-----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              272,923         155,751
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,888,997      $1,962,450
=====================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,        September 30,
                                                      ------------------   ------------------
                                                       2002        2001      2002      2001
                                                      -------    -------   -------   --------
INTEREST INCOME
Interest and Fees on Loans                            $23,556    $23,668   $65,147   $ 74,858
Interest and Dividends on Securities Available for
  Sale:
   Taxable                                              8,223      8,438    23,113     26,614
   Tax-Exempt                                           1,244      1,055     3,459      3,107
Interest and Dividends on Securities Held to
  Maturity:
   Taxable                                                 78        166       206        685
   Tax-Exempt                                             351        274     1,037        818
Interest on Short-Term Investments                        173         15       183         67
---------------------------------------------------------------------------------------------
   Total Interest Income                               33,625     33,616    93,145    106,149
---------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Savings Deposits                            2,480      2,582     5,552      9,042
Interest on Time Deposits                               6,012      7,111    16,900     26,199
Interest on Short-Term Borrowings                         277      2,023     1,275      8,323
Interest on Other Borrowings                            4,423      3,536    13,117      9,215
---------------------------------------------------------------------------------------------
   Total Interest Expense                              13,192     15,252    36,844     52,779
---------------------------------------------------------------------------------------------
Net Interest Income                                    20,433     18,364    56,301     53,370
Provision for Loan Losses                               1,000        721     9,950      2,083
---------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses    19,433     17,643    46,351     51,287
---------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Trust Income                                            1,362      1,487     4,332      5,256
Service Charges on Deposit Accounts                     1,183      1,099     3,143      2,948
Other Service Charges, Commissions and Fees               763      1,050     2,542      4,055
Net Gains from Securities Transactions                    134         10       154        185
Income on Corporate Owned Life Insurance                1,150        781     2,809      2,344
Dissolution of Joint Venture                               --         --     1,171         --
Gain on the Disposition of Credit Card Portfolios          --         --       920        542
Other Income                                              732      1,311     1,929      2,452
---------------------------------------------------------------------------------------------
   Total Non-Interest Income                            5,324      5,738    17,000     17,782
---------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries, Wages and Employee Benefits                   8,022      6,181    22,300     18,711
Occupancy Expense, Net                                  1,598      1,330     4,441      4,300
Furniture and Equipment Expense                         1,232      1,068     3,378      3,150
Data Processing Expense                                 1,310      1,545     3,889      5,058
Amortization of Intangible Assets                         494        370     1,236      1,088
Non-Recurring Charges                                   1,068         --     1,847        792
Other Expenses                                          3,455      3,429    10,408     10,425
---------------------------------------------------------------------------------------------
   Total Non-Interest Expense                          17,179     13,923    47,499     43,524
---------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes                7,578      9,458    15,852     25,545
Provision for Income Taxes                              1,806      2,758     2,983      7,064
---------------------------------------------------------------------------------------------

NET INCOME                                            $ 5,772    $ 6,700   $12,869   $ 18,481
=============================================================================================

NET INCOME PER COMMON SHARE:
   Basic                                              $  0.35    $  0.44   $  0.84   $   1.22
=============================================================================================
   Diluted                                            $  0.34    $  0.44   $  0.83   $   1.22
=============================================================================================
Weighted Average Shares Outstanding:
   Basic                                               16,665     15,075    15,343     15,087
=============================================================================================
   Diluted                                             16,786     15,241    15,476     15,214
=============================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                          Accumulated
                                         Additional                                          Other           Total
                               Common     Paid-In     Retained   Treasury   Restricted   Comprehensive   Stockholders'
                                Stock     Capital     Earnings     Stock       Stock        Income          Equity
                               ---------------------------------------------------------------------------------------
Balance-December 31, 2001      $20,261    $130,138     $30,793   $(25,929)     $(36)        $   524        $155,751

Net Income                          --          --      12,869         --        --              --          12,869

Cash Dividends Declared
   ($0.60 Per Share)                --          --      (9,683)        --        --              --          (9,683)

Stock Issued - Vista
   Acquisition
   (4,695,184 shares)            5,869     103,816          --         --        --              --         109,685

Exercise of Stock Options
   (25,830 Shares)                  32         332          --         --        --              --             364

Change in Unrealized Gain on
   Securities Available for
   Sale, Net of Tax                 --          --          --         --        --          11,393          11,393

Purchase of Treasury Stock
   (333,500 shares)                 --          --          --     (7,480)       --              --          (7,480)

Restricted Stock Activity,
   Net                              --          --          --         --        24              --              24
-------------------------------------------------------------------------------------------------------------------

Balance-September 30, 2002     $26,162    $234,286     $33,979   $(33,409)     $(12)        $11,917        $272,923
===================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                             United National Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                   2002        2001
                                                                  ---------   ---------
OPERATING ACTIVITIES
Net Income                                                        $  12,869   $  18,481
Adjustments to Reconcile Net Income to Net Cash Provided
   By Operating Activities:
      Depreciation and Amortization                                   3,770       3,591
      Amortization (Accretion) of Securities Premiums, Net              219        (212)
      Provision for Loan Losses                                       9,950       2,083
      (Benefit) Provision for Deferred Income Taxes                   2,591         680
      (Gain) Loss on Disposition of Premises and Equipment               (1)          3
      Impairment on Securities                                          105          --
      Net Gains from Securities Transactions                           (154)       (185)
      Net Gain on the Sale of Loans                                      --        (968)
      Net Gain on the Sale of Credit Cards                             (920)       (542)
      Increase in Life Insurance                                     (2,809)     (2,344)
      (Increase) Decrease in Other Assets                            (7,568)      1,320
      Increase in Core Deposit and Other Intangibles                     --        (278)
      Decrease in Other Liabilities                                  (2,363)     (3,614)
      Restricted Stock Activity, Net                                     24          13
---------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                   15,713      18,028
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Securities Available for Sale:
   Proceeds from Sales of Securities                                 33,027      22,537
   Proceeds from Maturities of Securities                           112,939      49,408
   Purchases of Securities                                         (198,925)    (25,231)
Securities Held to Maturity:
   Proceeds from Maturities of Securities                            10,366      29,884
   Purchases of Securities                                          (14,934)    (17,466)
Purchase of Corporate Owned Life Insurance                           (1,728)         --
Redemption of Corporate Owned Life Insurance                            138          --
Net (Increase) Decrease in Loans                                    (21,639)      8,245
Proceeds from the Sale of Loans                                          --      82,204
Proceeds from the Sale of Credit Card Business, net                  14,495       1,798
Expenditures for Premises and Equipment                              (2,461)     (1,382)
Proceeds from the Sale of Premises and Equipment                          2          --
(Increase) Decrease in Other Real Estate, Net                          (419)         38
Net Cash Proceeds from Acquisition of Vista                          71,591          --
---------------------------------------------------------------------------------------
         Net Cash Provided by Investing Activities                    2,452     150,035
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand and Savings Deposits              101,887     (10,076)
Net Increase (Decrease) in Time Deposits                             53,637     (61,442)
Net Decrease in Short-Term Borrowings                              (116,738)   (168,014)
Advances on Other Borrowed Funds                                    138,235     137,300
Repayments in Other Borrowed Funds                                  (47,132)    (62,177)
Cash Dividends on Common Stock                                       (9,683)     (9,024)
Proceeds from Exercise of Stock Options                                 364         330
Treasury Stock Acquired, at Cost                                     (7,480)     (4,795)
---------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing Activities        113,090    (177,898)
---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                131,255      (9,835)
Cash and Cash Equivalents at Beginning of Period                     55,764      50,414
---------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $ 187,019   $  40,579
=======================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period:
   Interest                                                       $  38,802   $  56,873
   Taxes Paid                                                         5,147       3,778
   Issuance of Common Stock for Purchase Accounting Merger          109,685          --

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

(2)  Acquisition

On August 21, 2002, Vista Bancorp, Inc. ("Vista") was merged with and into United National Bancorp ("United") with United being the surviving corporation (the "Merger") in a transaction accounted for under the purchase method of accounting. Pursuant to the terms of the definitive agreement, the Company paid $147.6 million to Vista shareholders comprised of approximately $37.9 million in cash and issued 4,695,184 shares of its common stock. The value of the merger consideration per Vista share that a Vista shareholder received was the sum of
0.8775 times the average of the closing prices for the Company's common stock during the 10 consecutive full trading days ending on August 6, 2002 and $7.09. The acquisition was accounted for under the purchase method of accounting. Vista was headquartered in Phillipsburg, New Jersey and operated 16 branches in western New Jersey and eastern Pennsylvania. During the second and third quarters of 2002, the Company recorded $779,000 and $1,068,000, respectively, in integration expenses related to its acquisition of Vista. Information related to the merger with Vista is included in Exhibit (99).

Pursuant to a separate merger agreement, Vista Bank, N.A., a wholly owned subsidiary of Vista, was merged with and into UnitedTrust Bank following consummation of the Merger.

(3)  Comprehensive Income

Total comprehensive income amounted to the following for the periods indicated (amounts in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                         2002       2001       2002       2001
                                        -------    -------    -------    -------

Net Income                              $ 5,772    $ 6,700    $12,869    $18,481
Change In Market Value on Securities
   Available for Sale, Net of Taxes       4,270     11,005     11,393     15,016
--------------------------------------------------------------------------------
Comprehensive Income                    $10,042    $17,705    $24,262    $33,497
================================================================================

(4)  Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. Potential shares of common stock resulting from stock option agreements totaled 121,000 and 166,000 for the three months ended September 30, 2002 and September 30, 2001, respectively. Potential shares of common stock resulting from stock option agreements totaled 133,000 and 127,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

The Company recorded a core deposit intangible of $14.8 million in connection with the Vista transaction during the current quarter, of which $123,000 was amortized during the quarter. The core deposit intangible has an estimated life of 10 years and will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $79.5 million in connection with the Vista transaction. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

During the three months and nine months ended September 30, 2002, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $371,000 and $1,113,000, which primarily represented core deposit intangibles. The remaining amortization period of these core deposit intangibles is approximately 2.5 years.

(6)  Recent Accounting Pronouncements

In October 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both FASB Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. As a result, the requirement in FASB Statement 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable asset no longer applies to acquisitions within the scope of this statement. In addition, this statement amends FASB Statement No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement 144 requires for other long-lived assets that are held and used. The provisions of FAS No. 147 were effective for acquisitions effective on or after October 1, 2002. Management does not anticipate that the adoption of SFAS No. 147 will have a significant impact on the Company's consolidated financial statements.*

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, which among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt. Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior-period amounts previously classified as an extraordinary item. Management does not anticipate that the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.*

(7)  Segment Reporting

The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information, which presents interest income on a fully taxable equivalent basis for the lines of business, is presented below.

                                                                                    Trust and
Results of Operations for                     Retail     Commercial                 Investment
The Three Months Ended September 30, 2002     Banking     Banking     Investments    Services    All Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                             $   11,689   $  11,900     $  10,928      $   --     $     --     $   34,517
Interest Expense                                 8,461          --         4,731          --           --         13,192
Funds Transfer Pricing Allocation               12,142      (7,947)       (4,180)         --          (15)            --
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                          15,370       3,953         2,017          --          (15)        21,325
Provision for Loan Losses                          318         682            --          --           --          1,000
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
      After Provision for Loan Losses           15,052       3,271         2,017          --          (15)        20,325
Non-Interest Income                              1,733         477         1,394       1,625           95          5,324
Non-Interest Expense                            11,134       2,263         1,304       1,299        1,179         17,179
-------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Before Taxes           $    5,651   $   1,485     $   2,107      $  326     $ (1,099)    $    8,470
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                        $1,713,203   $      --     $ 383,107      $   --     $270,830     $2,367,140
   Funds Used: Interest-Earning Assets         687,974     716,234       745,425          --           --      2,149,633
   Non-Interest-Earning Assets                  13,572       4,098        67,215          --      132,622        217,507
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                   $1,011,657   $(720,332)    $(429,533)     $   --     $138,208     $       --
-------------------------------------------------------------------------------------------------------------------------

                                                                                    Trust and
Results of Operations for                     Retail     Commercial                 Investment
The Three Months Ended September 30, 2001     Banking     Banking     Investments    Services    All Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                             $   12,001   $  11,683     $  10,664      $   --     $     --     $   34,348
Interest Expense                                 9,487          --         5,765          --           --         15,252
Funds Transfer Pricing Allocation                8,187      (6,157)       (3,761)         --        1,731             --
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                          10,701       5,526         1,138          --        1,731         19,096
Provision for Loan Losses                        1,057        (336)           --          --           --            721
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
      After Provision for Loan Losses            9,644       5,862         1,138          --        1,731         18,375
Non-Interest Income                              2,782         219           946       1,699           92          5,738
Non-Interest Expense                            10,093       1,689         1,016       1,032           93         13,923
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                  $    2,333   $   4,392     $   1,068      $  667     $  1,730     $   10,190
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                        $1,381,348   $      --     $ 436,288      $   --     $193,063     $2,010,699
   Funds Used: Interest-Earning Assets         638,976     583,664       625,152          --           --      1,847,792
   Non-Interest-Earning Assets                  11,890       3,953        55,703          --       91,361        162,907
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                   $  730,482   $(587,617)    $(244,567)     $   --     $101,702     $       --
-------------------------------------------------------------------------------------------------------------------------

                                                                                    Trust and
Results of Operations for                     Retail     Commercial                 Investment
The Nine Months Ended September 30, 2002      Banking     Banking     Investments    Services    All Other   Consolidated
------------------------------------------------------------------------------------------------------------------------
Interest Income                             $   32,222   $  33,006     $  30,419      $   --     $     --     $   95,647
Interest Expense                                22,270          --        14,574          --           --         36,844
Funds Transfer Pricing Allocation               26,915     (21,812)      (11,061)         --        5,958             --
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                          36,867      11,194         4,784          --        5,958         58,803
Provision for Loan Losses                          565       9,385            --          --           --          9,950
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
      After Provision for Loan Losses           36,302       1,809         4,784          --        5,958         48,853
Non-Interest Income                              6,096       1,243         3,281       5,058        1,322         17,000
Non-Interest Expense                            32,424       6,143         2,692       4,199        2,041         47,499
-------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Before Taxes           $    9,974   $  (3,091)    $   5,373      $  859     $  5,239     $   18,354
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                        $1,502,507   $      --     $ 405,301      $   --     $218,308     $2,126,116
   Funds Used: Interest-Earning Assets         623,528     673,012       648,979          --           --      1,945,519
   Non-Interest-Earning Assets                  12,054       3,190        61,261          --      104,092        180,597
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                   $  866,925   $(676,202)    $(304,939)     $   --     $114,216     $       --
-------------------------------------------------------------------------------------------------------------------------

                                                                                    Trust and
Results of Operations for                     Retail     Commercial                 Investment
The Nine Months Ended September 30, 2001      Banking     Banking     Investments    Services    All Other   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Interest Income                             $   39,108   $  35,827     $  33,405      $   --     $     --     $  108,340
Interest Expense                                34,275          --        18,504          --           --         52,779
Funds Transfer Pricing Allocation               28,986     (21,516)      (10,802)         --        3,332             --
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                          33,819      14,311         4,099          --        3,332         55,561
Provision for Loan Losses                        1,502         581            --          --           --          2,083
-------------------------------------------------------------------------------------------------------------------------
   Net Interest Income
      After Provision for Loan Losses           32,317      13,730         4,099          --        3,332         53,478
Non-Interest Income                              8,182         532         3,049       5,854          165         17,782
Non-Interest Expense                            32,906       4,911         2,171       3,364          172         43,524
-------------------------------------------------------------------------------------------------------------------------
   Net Income Before Taxes                  $    7,593   $   9,351     $   4,977      $2,490     $  3,325     $   27,736
-------------------------------------------------------------------------------------------------------------------------

Average Balances:
Gross Funds Provided                        $1,435,649   $      --     $ 426,790      $   --     $187,695     $2,050,134
   Funds Used: Interest-Earning Assets         675,774     570,211       647,751          --           --      1,893,736
   Non-Interest-Earning Assets                  11,953       2,885        54,920          --       86,640        156,398
-------------------------------------------------------------------------------------------------------------------------
Net Funds Provided (Used)                   $  747,922   $(573,096)    $(275,881)     $   --     $101,055     $       --
-------------------------------------------------------------------------------------------------------------------------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results and financial condition at September 30, 2002 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-and nine-month period ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected cost savings not being realized or not being realized within the expected time frame; income or revenues being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of general economic conditions nationally or in New Jersey and Pennsylvania; changes in legal or regulatory barriers and structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statements at any time.

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and September 30, 2001:

OVERVIEW

The Company reported net income of $5.8 million for the third quarter ended September 30, 2002, as compared to $6.7 million reported for the same period in 2001. Net income per diluted share was $0.34 for the third quarter ended September 30, 2002 compared to $0.44 per diluted share for the prior-year period.

The Vista transaction closed on August 21, 2002 and was accounted for under the purchase method of accounting. Accordingly, the results of operations for the third quarter ended September 30, 2002 include the results of operations of Vista from the date of acquisition.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major revenue components: net interest income and non-interest income, which includes net gains from securities transactions. Operating revenues increased $1.7 million to $25.8 million, primarily from the increase in net interest income of $2.1 million. The increase in net interest income was offset in part by a reduction in trust income and other service charges, commissions and fees.

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

                                                                              Three Months Ended
                                                      -----------------------------------------------------------------
                                                             September 30, 2002                 September 30, 2001
                                                      -------------------------------   -------------------------------
                                                                   Interest   Average                Interest   Average
                                                        Average    Income/     Yield/     Average     Income/    Yield/
(Dollars in Thousands)                                  Balance    Expense      Rate      Balance     Expense    Rate
-----------------------------------------------------------------------------------------------------------------------
Assets:
Interest-Earning Assets:
   Securities Available for Sale:
      Taxable                                         $  535,559    $ 8,223    6.14%    $  491,828    $ 8,438     6.86%
      Non-Taxable                                        116,609      1,914    6.57         90,898      1,623     7.14
   Securities Held to Maturity:
      Taxable                                              8,017         78    2.82         11,391        167     5.83
      Non-Taxable                                         39,310        540    5.49         24,287        420     6.92
                                                      ----------------------------------------------------------------
         Total Securities                                699,495     10,755    6.14        618,404     10,648     6.89
                                                      ----------------------------------------------------------------

   Short-Term Investments                                 37,846        173    1.79          2,092         15     2.81
   Loans (Net of Unearned Income):
      Commercial                                         338,689      4,724    5.54        275,775      5,292     7.61
      Real Estate - Commercial                           421,562      7,847    7.29        321,618      6,676     8.12
      Real Estate - Residential                          310,577      5,086    6.55        355,400      5,958     6.71
      Consumer                                           341,464      5,932    6.89        257,163      5,178     7.99
      Credit Card                                             --         --      --         17,340        581    13.29
                                                      ----------------------------------------------------------------
         Total Loans                                   1,412,292     23,589    6.61      1,227,296     23,685     7.65
                                                      ----------------------------------------------------------------
   Total Interest-Earning Assets                       2,149,633     34,517    6.37      1,847,792     34,348     7.39
                                                      ----------------------------------------------------------------
Non-Interest-Earning Assets                              217,507                           162,907
                                                      ----------                        ----------
      Total Assets                                    $2,367,140                        $2,010,699
                                                      ==========                        ==========

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
   Savings Deposits                                   $  759,380      2,480    1.30     $  546,973      2,582     1.87
   Time Deposits                                         663,236      6,012    3.60        607,545      7,111     4.64
                                                      ----------------------------------------------------------------
      Total Savings and Time Deposits                  1,422,616      8,492    2.37      1,154,518      9,693     3.33
   Short-Term Borrowings                                  62,686        277    1.75        190,291      2,023     4.22
   Other Borrowed Funds                                  325,135      4,423    5.41        230,438      3,536     6.10
                                                      ----------------------------------------------------------------
   Total Interest-Bearing Liabilities                  1,810,437     13,192    2.89      1,575,247     15,252     3.84
                                                      ----------------------------------------------------------------
Non-Interest-Bearing Liabilities:
   Demand Deposits and Non-Interest Bearing Savings      310,139                           252,843

   Other Liabilities                                      39,613                            28,007
                                                      ----------                        ----------
      Total Non-Interest Bearing Liabilities             349,752                           280,850
                                                      ----------                        ----------
Stockholders' Equity                                     206,951                           154,602
                                                      ----------                        ----------
Total Liabilities and Stockholders' Equity            $2,367,140                        $2,010,699
                                                      ==========                        ==========

Net Interest Income (Tax-Equivalent Basis)                          $21,325                           $19,096
                                                                    =======                           =======
Interest Rate Spread                                                           3.48                               3.55
                                                                               ====                              =====
Net Interest Margin                                                            3.96%                              4.13%
                                                                               ====                              =====

Net interest income for the third quarter ended September 30, 2002 increased $2.2 million to $21.3 million compared to the same period last year. The increase in net interest income resulted from a higher level of average earning assets, primarily related to the acquisition of Vista and was partially offset by a 17 basis-point narrowing in the net interest margin. Average interest-earning assets increased $301.8 million to $2,149.6 million for the third quarter ended September 30, 2002 compared to the prior year period, while the average yield on those assets dropped 102 basis points to 6.37%. Average interest-bearing liabilities increased $235.2 million to $1,810.4 million for the third quarter ended September 30, 2002 compared to the same period in

2001. As rates declined throughout 2001, the Company's interest-bearing liabilities repriced at a faster rate than its interest-earning assets. The average yield on those liabilities dropped 95 basis points to 2.89%.

Average securities, excluding any unrealized gains or losses, increased $81.1 million to $699.5 million, while the yield earned on the portfolio declined 75 basis points to 6.14%. The Vista acquisition contributed approximately $71 million in average security balances. Average loans increased $185.0 million to $1,412.3 million, while the yield earned on the portfolio declined to 6.61% from 7.65% in the same period last year. The Vista acquisition contributed approximately $162 million in average loans during the current quarter. During 2001, the Company sold $103 million in loans, of which $81.0 million were related to the sale of residential mortgage loans, as part of its Asset/Liability Management strategy to reposition its balance sheet. Average short-term investments increased $35.7 million to $37.8 million. The Vista acquisition contributed approximately $36.7 million in average short-term investments. These changes resulted in an increase in interest income of $0.2 million to $34.5 million for the quarter ended September 30, 2002. The average yield on interest-earning assets declined 102 basis points to 6.37%, reflecting the current lower interest rate environment.

Average interest-bearing deposits increased $268.1 million to $1,422.6 million in the current quarter of 2002, while the yield paid declined to 2.37% from 3.33%. The Vista acquisition contributed approximately $212 million in average interest-bearing deposits. Within interest-bearing deposits, average savings deposits increased $212.4 million from the prior year to $759.4 million, while average time deposits increased $55.7 million to $663.2 million during the current quarter. The increase in average time deposits was partially offset by a decrease in large-denomination municipal certificates of deposit, which declined $51.1 million on average from the third quarter of 2001. The average yield paid on savings deposits declined 57 basis points to 1.30% while the average yield paid on time deposits declined 104 basis points to 3.60%. Throughout 2001, as market rates steadily declined, the Company accordingly adjusted rates paid on its deposits and introduced competitive rates on selected deposits products in an effort to retain deposits. The Company also utilizes short-term and other borrowings as additional funding sources. Average short-term borrowings declined $127.6 million during the quarter ended September 30, 2002 to $62.7 million, while the yield paid declined 247 basis points to 1.75%. Average other borrowings increased $94.7 million during the current quarter to $325.1 million, while the yield declined 69 basis points to 5.41%. During 2001 and into 2002, the Company extended a portion of its short-term borrowings. The Company's strategy in extending its borrowings during a time of low interest rates is to stabilize the Company's interest costs if and when market rates begin to rise. These changes resulted in a decrease in interest expense of $2.1 million to $13.2 million for the quarter ended September 30, 2002. The average yield on interest-bearing liabilities declined 95 basis points to 2.89%, reflecting the current lower interest rate environment. Higher demand deposit balances, which increased $57.3 million from the same period last year, helped contribute to the decline in the Company's interest expense and the average yield on interest bearing liabilities, as this source of funds pays no interest.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin decreased during the current quarter of 2002 to 3.96% compared with 4.13% in the prior year quarter and was unchanged compared to the second quarter of 2002. The narrowing in the interest margin during the third quarter of 2002 from the same quarter of a year ago resulted from a higher level of non-accrual loans, the impact of the sale of the unsecured credit card portfolio during the second quarter of 2002, and the amortization of the purchase accounting adjustments on Vista's investment securities portfolio. The Company's stock repurchase program and its investment in cash surrender value of life insurance policies also had the effect of reducing the net interest margin, as these investments reduced investable interest-earning funds. The increase in cash surrender value of life insurance policies had a positive impact on non-interest income, generating $1.1 million of income in the current quarter of 2002 compared to $0.8 million for the third quarter of 2001.

Provision for Loan Losses

For the quarter ended September 30, 2002, the provision for loan losses was $1.0 million compared to $0.7 million for the same period last year. This higher provision was attributable in part to the increase in loan balances.

For additional information, see "Allowance for Loan Losses" under Financial Condition.

Non-Interest Income

Non-interest income for the quarter ended September 30, 2002 decreased $0.4 million to $5.3 million from the same period of the prior year. During the current quarter, trust income declined $0.1 million, other service charges, commission and fees declined $0.3 million and other income declined $0.6 million. Other service charges, commissions and fees were down primarily due to lower credit card fees resulting from the 2001 and 2002 credit card portfolio sales. Partially offsetting these declines were increases in income on life insurance of $0.4 million and gains from security transactions of $0.1 million. The increase in income on life insurance was a result of additional earnings received on policies transferred as a result of the Vista acquisition and $0.1 million in benefits received in excess of the contract value on cash surrender value of life insurance policies due to the death of one insured participant. For additional information see "Cash Surrender Value on Life Insurance" under "Financial Condition."

Non-Interest Expense

For the quarter ended September 30, 2002, non-interest expense increased $3.3 million to $17.2 million compared to $13.9 million for the same period last year. The Vista transaction resulted in additional operating expenses. Salaries, wages and benefits increased $1.8 million to $8.0 million in 2002 from the same period last year. The increase in salary, wages and employee benefits were attributable to normal salary adjustments, higher healthcare expenses, increased pension and other post-retirement costs and additional staffing as a result of the Vista transaction. Occupancy costs increased $0.3 million, furniture and equipment expense increased $0.2 million and amortization of intangible assets increased $0.1 million. During the third quarter of 2002, the Company recorded $1.1 million in integration expenses relating to its merger with Vista, primarily related to consulting fees, mailing charges, supplies and forms and other expenses relating to the transaction. Partially offsetting these increases was a decline in data processing expense, which decreased $0.2 million from the same quarter last year due primarily to lower transaction volumes resulting from the sale of the credit card portfolios.

Income Taxes

The Company recorded a provision for income taxes of $1.8 million for the third quarter of 2002 as compared to $2.8 million in the same period of the prior year. This was due primarily to a decrease in the level of pre-tax income and lower state income taxes.

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

The following table shows the percentage contribution of the reportable segments to consolidated net income before taxes on a fully taxable equivalent basis:

                                                                             Trust and
                                        Retail    Commercial                 Investment    All
                                        Banking    Banking     Investments    Services    Other    Consolidated
                                        -------   ----------   -----------   ----------   -----    ------------
Three Months Ended September 30, 2002    66.7%       17.5%        24.9%         3.9%      (13.0)%     100.0%
Three Months Ended September 30, 2001    22.9%       43.1%        10.5%         6.5%       17.0%      100.0%

Income before taxes for the Retail Banking segment was $3.3 million higher than the third quarter of 2001 due to a $4.7 million increase in net interest income and a decrease of $0.7 million in the loan loss provision. This was offset by a decrease of $1.1 million in non-interest income and an increase of $1.0 million in non-interest expense. The higher net interest income was primarily related to increases in average consumer loans and in wider-spread average core deposits when compared to 2001. The decrease in the loan loss provision was due to a reduction related to the sale of the unsecured credit card portfolio in 2002. The decrease in non-interest income was primarily due to the loss of credit card fees related to the sale of the unsecured credit card portfolio in 2002, and the increase in non-interest expense was mainly due to the Vista transaction. Commercial Banking pretax income decreased $2.9 million primarily due to a decrease of $1.6 million in net interest income and increases of $1.0 million in the loan loss provision and $0.6 million in non-interest expense. The decrease in net interest income was due primarily to narrower spreads on new loans and a decline in interest rates on prime based lending from the prior year. The increase in the loan loss provision was attributable to increased loan balances and the increase in non-interest expense was related to the Vista transaction. Pretax income for the Investments segment was $1.0 million higher than the third quarter of 2001 due to increases in net interest income of $0.9 million and $0.4 million in non-interest income, offset by an increase of $0.3 million in non-interest expense. The increase in net interest income was primarily due to a decrease in interest expense on borrowings, and non-interest income was higher due to additional earnings received on life insurance policies transferred as a result of the Vista acquisition. Income before taxes for the Trust and Investment Services segment decreased $0.3 million primarily due to a higher occupancy expense allocation and increased commissions on alternative investment products. Income before taxes for the All Other segment decreased $2.8 million from the third quarter of 2001 due to $1.1 million in integration expenses relating to the Vista acquisition and an increase in the credit assigned to non-maturity deposits in the Retail Banking segment as the result of increased balances related to the Vista acquisition.

Nine Months Ended September 30, 2002 and September 30, 2001:

OVERVIEW

The Company reported net income of $12.9 million for the nine months ended September 30, 2002, as compared to $18.5 million reported for the same period in 2001. Net income per diluted share was $0.83 for the nine months ended September 30, 2002 compared to $1.22 per diluted share for the prior-year period.

The Vista transaction closed on August 21, 2002 and was accounted for under the purchase method of accounting. Accordingly, the results of operations for the nine months ended September 30, 2002 include the results of operations of Vista from the date of acquisition.

During the first nine months of 2002, the Company increased its loan loss provision and recorded a $2.8 million charge-off on a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the first quarter, and recorded a $2.4 million charge-off related to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter. The placement of the loan on non-accrual resulted in interest reversals of $0.6 million ($0.3 million net of tax). During the third quarter of 2002, the Company received payment of $18.4 million in settlement of the loan to an insurance premium financing company. Additionally, the Company recorded $1.8 million ($1.1 million net of tax) in integration expenses related to its merger with Vista Bancorp. These charges were partially offset by a $0.9 million ($0.5 million net of tax) gain on the sale of the Company's $14 million unsecured credit card portfolio and a gain of $1.2 million ($0.7 million net of tax) from the dissolution of its joint venture in United Financial Services, Inc. ("UFS").

During the first nine months of 2001, the Company recorded a non-recurring charge of $0.8 million ($0.5 million net of tax) representing expenses associated with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust Bank. This charge was partially offset by a $0.5 million ($0.3 million net of tax) gain on the sale of the Company's secured credit card portfolio.

EARNINGS ANALYSIS

Operating Revenue

The Company's earnings have two major revenue components: net interest income and non-interest income, which includes net gains from security transactions. Operating revenues increased $2.1 million to $73.3 million, despite the reversal of $0.6 million in interest income related to the placing of a $21 million loan to an insurance premium financing company on non-accrual during the second quarter. Included in the nine months ended September 30, 2002, were gains associated with the sale of the unsecured credit card portfolio of $0.9 million and the dissolution of joint venture in UFS of $1.2 million. Included in the corresponding period in 2001 was the gain associated with the sale of the secured credit card business of $0.5 million. Excluding these items and the gains from security transactions, operating revenues increased $0.6 million to $71.0 million. The majority of this increase was in net interest income.

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

                                                                               Nine Months Ended
                                                      -----------------------------------------------------------------
                                                             September 30, 2002                September 30, 2001
                                                      -------------------------------   -------------------------------
                                                                   Interest   Average                Interest   Average
                                                        Average     Income/    Yield/     Average     Income/   Yield/
(Dollars in Thousands)                                  Balance     Expense    Rate       Balance     Expense    Rate
-----------------------------------------------------------------------------------------------------------------------
Assets:
Interest-Earning Assets:
   Securities:
      Taxable                                         $  480,770    $23,113     6.41%   $  516,478   $ 26,614     6.87%
      Non-Taxable                                        105,605      5,322     6.72        88,650      4,780     7.19
   Securities Held to Maturity:
      Taxable                                              6,831        206     4.04        14,560        685     6.27
      Non-Taxable                                         37,176      1,595     5.72        23,245      1,258     7.22
                                                      ----------------------------------------------------------------
         Total Securities                                630,382     30,236     6.40       642,933     33,337     6.91
                                                      ----------------------------------------------------------------

   Short-Term Investments                                 13,125        183     1.84         2,025         67     4.36
   Loans (Net of Unearned Income):
      Commercial                                         325,626     13,469     5.53       280,068     17,386     8.29
      Real Estate - Commercial                           379,596     21,074     7.32       302,873     19,198     8.45
      Real Estate - Residential                          281,672     13,912     6.59       385,826     19,629     6.78
      Consumer                                           304,968     15,945     6.99       251,959     15,312     8.13
      Credit Card                                         10,150        828    10.91        28,052      3,411    16.26
                                                      ----------------------------------------------------------------
         Total Loans                                   1,302,012     65,228     6.66     1,248,778     74,936     8.01
                                                      ----------------------------------------------------------------
   Total Interest-Earning Assets                       1,945,519     95,647     6.54     1,893,736    108,340     7.63
                                                      ----------------------------------------------------------------
Non-Interest-Earning Assets                              180,597                           156,398
                                                      ----------                        ----------
      Total Assets                                    $2,126,116                        $2,050,134
                                                      ==========                        ==========

Liabilities and Stockholders' Equity:
Interest-Bearing Liabilities:
   Savings Deposits                                   $  633,485      5,552     1.17    $  552,312      9,042     2.19
   Time Deposits                                         602,710     16,900     3.75       660,800     26,199     5.30
                                                      ----------------------------------------------------------------
      Total Savings and Time Deposits                  1,236,195     22,452     2.43     1,213,112     35,241     3.88
   Short-Term Borrowings                                  87,815      1,275     1.94       212,814      8,323     5.23
   Other Borrowed Funds                                  312,525     13,117     5.61       194,033      9,215     6.34
                                                      ----------------------------------------------------------------
   Total Interest-Bearing Liabilities                  1,636,535     36,844     3.01     1,619,959     52,779     4.35
                                                      ----------------------------------------------------------------
Non-Interest-Bearing Liabilities:
   Demand Deposits and Non-Interest Bearing Savings      286,567                           252,257

   Other Liabilities                                      30,319                            29,731
                                                      ----------                        ----------
      Total Non-Interest Bearing Liabilities             316,886                           281,988
                                                      ----------                        ----------
Stockholders' Equity                                     172,695                           148,187
                                                      ----------                        ----------
Total Liabilities and Stockholders' Equity            $2,126,116                        $2,050,134
                                                      ==========                        ==========

Net Interest Income (Tax-Equivalent Basis)                          $58,803                          $ 55,561
                                                                    =======                          ========
Interest Rate Spread                                                            3.53                              3.28
                                                                               =====                             =====
Net Interest Margin                                                             4.03%                             3.91%
                                                                               =====                             =====

Net interest income for the nine months ended September 30, 2002 increased $3.2 million to $58.8 million compared to the same period last year, despite the reversal of $0.6 million in interest income related to the placement of a $21 million loan to an insurance premium financing company on non-accrual during the second quarter of 2002. The increase in net interest income resulted from a higher level of average earning assets, primarily related to the acquisition of Vista as well as a 12 basis-point widening in the net interest margin. Average interest-earning assets increased $51.8 million to $1,945.5 million for the nine months ended September 30, 2002 compared to the prior year period, while the average yield on those assets dropped 109 basis points to 6.54%. Average interest-bearing liabilities increased $16.6 million to $1,636.5 million for the nine months ended September 30, 2002 compared to the same period in 2001. As rates declined throughout 2001, the Company's interest-bearing liabilities repriced at a faster rate than its interest-earning assets. The average yield on those liabilities dropped 134 basis points to 3.01%.

Average securities, excluding any unrealized gains or losses, declined $12.6 million to $630.4 million, while the yield earned on the portfolio declined 51 basis points to 6.40%. Average loans increased $53.2 million to $1,302.0 million, while the yield earned on the portfolio declined 135 basis points to 6.66%. The decline in the average loan portfolio yield was due to the lower interest rate environment, a rise in non-accrual loans and the sale of the secured credit card portfolio. During 2001, the Company sold $103 million in loans, predominantly residential mortgage loans, as part of its Asset/Liability Management strategy to reposition its balance sheet. Average short-term investments rose $11.1 million to $13.1 million. These changes resulted in a decrease in interest income of $12.7 million to $95.6 million for the nine months ended September 30, 2002. The average yield on interest-earning assets declined 109 basis points to 6.54%, reflecting the current lower interest rate environment. The Vista transaction contributed approximately $24 million, $54 million and $12 million in average balances for securities, loans and short-term investments, respectively.

Average interest-bearing deposits increased $23.1 million to $1,236.2 million in the nine months ended September 30, 2002, while the yield paid declined to 2.43% from 3.88%. The Vista acquisition contributed approximately $71 million in average interest-bearing deposits. Within interest bearing deposits, average savings deposits increased $81.2 million from the prior year to $633.5 million, while average time deposits decreased $58.1 million to $602.7 million during the nine months ended September 30, 2002. Average time deposits decreased primarily from a reduction in large-denomination municipal certificates of deposit, which had declined $84.1 million in the first nine months of 2002 from the first nine months of 2001. The average yield paid on savings deposits declined 102 basis points to 1.17%, while the average yield paid on time deposits declined 155 basis points to 3.75%. Throughout 2001, as market rates steadily declined, the Company accordingly adjusted rates paid on its deposits and introduced competitive rates on selected deposits products in an effort to retain deposits. The Company also utilizes short-term and other borrowings as additional funding sources. Average short-term borrowings declined $125.0 million or 58.7% during the nine months ended September 30, 2002 to $87.8 million, while the yield paid declined 329 basis points to 1.94%. Average other borrowings were $312.5 million during the nine months ended September 30, 2002 compared to $194.1 million, while the yield declined 73 basis points to 5.61%. These changes resulted in a decrease in interest expense of $15.9 million to $36.8 million for the nine months ended September 30, 2002. The average yield on interest-bearing liabilities declined 134 basis points to 3.01%, reflecting the lower interest rate environment. Higher demand deposit balances, which increased $34.3 million from the same period last year, helped contribute to the decline in the Company's interest expense and the average yield on interest bearing liabilities, as this source of funds pays no interest.

The net interest margin, which represents net interest income as a percentage of average interest-earning assets, is a key indicator of net interest income performance. The net interest margin increased during the first nine months of 2002 to 4.03% compared with 3.91% for the same period of the prior year. The narrowing in the interest margin during the third quarter of 2002 from the same quarter of a year ago resulted from a higher level of non-accrual loans, the impact of the sale of the unsecured credit card portfolio during the second quarter of 2002, and the amortization of the purchase accounting adjustments on Vista's investment portfolio. The Company's stock repurchase program and its investment in cash surrender value of life insurance policies also had the effect of reducing the net interest margin, as these investments reduce investable interest-earning funds. The increase in cash surrender value of life insurance policies has positively impacted non-interest income, generating $2.8 million of income in the nine months ended September 30, 2002 compared to $2.3 million in the same period of 2001.

Provision for Loan Losses

For the nine months ended September 30, 2002, the provision for loan losses was $10.0 million compared to $2.1 million for the same period last year. The increase reflects a specific provision of $3.7 million charged to operations during the first quarter of 2002 related to the Suprema Specialties credit facility, a company that declared bankruptcy during the first quarter. Additionally, a higher loan loss provision was provided during the second quarter due in part to the $2.4 million charge-off relating to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter.

For additional information, see "Allowance for Loan Losses" under Financial Condition.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2002 was $17.0 million, down $0.8 million from the same period of the prior year. Non-interest income for 2002 included a $0.9 million gain on the sale of the Company's $14 million unsecured credit card portfolio in the second quarter and a gain of $1.2 million from the dissolution of its joint venture in United Financial Services, Inc. ("UFS") during the first quarter. During the second quarter of 2001, a $0.5 million gain on the sale of the Company's $22 million secured credit card portfolio was recognized. Excluding these non-recurring items, non-interest income for the nine months ended September 30, 2002 declined $2.3 million to $14.9 million. Trust income declined $0.9 million from the prior year period reflecting lower managed asset values. Other service charges, commissions and fees were down $1.5 million due to lower credit card fees resulting from the 2001 and 2002 credit card portfolio sales and other income was down $0.5 million. Offsetting these declines were increases of $0.2 million in service charges on deposit accounts and $0.5 million in income on life insurance. The increase in income on life insurance was a result of additional earnings received on policies transferred as a result of the Vista acquisition and $0.1 million in benefits received in excess of contract value on cash surrender value of life insurance policies due to the death of one insured participant. For additional information see "Cash Surrender Value on Life Insurance" under "Financial Condition".

Non-Interest Expense

For the nine months ended September 30, 2002, non-interest expense increased $4.0 million to $47.5 million compared to $43.5 million for the same period last year. The Vista transaction resulted in additional operating expenses. Salaries, wages and benefits increased $3.6 million to $22.3 million in 2002 from the same period last year. The increase in salary, wages and employee benefits were attributable to normal salary adjustments, higher healthcare expenses, increased pension and other post-retirement costs and additional staffing as a result of the Vista transaction. During the nine-month period ending September 30, 2002, the Company recorded $1.8 million in integration expenses relating to its merger with Vista Bancorp, while in the second quarter of 2001 the Company recorded $0.8 million in expenses associated with the conversion of United National Bank to a state-chartered bank and its name change to UnitedTrust. Partially offsetting the increase in salaries, wages and benefits was a decline in data processing expense, which decreased $1.2 million from the same period last year due primarily to lower transaction volumes resulting from the sale of the credit card portfolios.

Income Taxes

The provision for income taxes decreased by $4.1 million to $3.0 million for the nine months ended September 30, 2002 from $7.1 million for the same period in 2001 due primarily to the decrease in pre-tax income, an increase in tax-exempt interest income and lower state income taxes during 2002 as compared to the same period in 2001.

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

The following table shows the percentage contribution of the reportable segments to consolidated net income before taxes on a fully taxable equivalent basis:

                                                                             Trust and
                                       Retail    Commercial                 Investment    All
                                       Banking     Banking    Investments    Services    Other   Consolidated
                                       ----------------------------------------------------------------------
Nine Months Ended September 30, 2002    54.3%      (16.8%)       29.3%         4.7%      28.5%      100.0%
Nine Months Ended September 30, 2001    27.4%       33.7%        17.9%         9.0%      12.0%      100.0%

Income before taxes for the Retail Banking segment increased $2.4 million from the nine months of 2001 due to a $3.0 million increase in net interest income, and decreases of $0.9 million in the loan loss provision allocation and $0.5 million in non-interest expense. This was offset by a decrease in non-interest income of $2.0 million. The increase in net interest income was primarily related to higher average deposits and lower interest rates paid on those deposits. The decrease in the loan loss provision was due to the sale of the secured and unsecured credit card portfolios. The decrease in non-interest income and non-interest expense was due to lower credit card fees and a decline in data processing expense due to lower transaction volumes, respectively, resulting from the sale of the secured credit card portfolio in 2001. Commercial Banking pretax income decreased $12.4 million primarily due to an $8.8 million increase in the loan loss provision allocation. Of this amount, $3.7 million was related to the Suprema Specialties credit facility, and $2.4 million was due to a charge-off relating to a loan to an insurance premium financing company during the second quarter. The remaining allocation was due to increased loan volume. In addition, net interest income decreased $3.1 million from 2001 due to a narrowing in the spread earned on the commercial portfolio, and non-interest expense increased $1.2 million due to the Vista transaction. Pretax income for the Investments segment increased $0.4 million due to an increase in net interest income of $0.7 million, an increase in non-interest income of $0.2 million offset by an increase of $0.5 million in non-interest expense. Income before taxes for the Trust and Investment Services segment decreased $1.6 million due to a 13.6% decline in revenue resulting from lower market value of trust assets and a 24.8% increase in expenses, which was primarily due to a higher occupancy expense allocation and increased commissions on alternative investment products. Income before taxes for the All Other segment increased $1.9 million from 2001 due to a decline in the credit assigned to non-maturity deposits in the Retail Banking segment and a $1.2 million recovery related to the settlement of the Company's joint venture data-servicing provider, United Financial Services, Inc. This was offset by $1.8 million in integration expenses related to the merger with Vista.

FINANCIAL CONDITION

September 30, 2002 as compared to December 31, 2001:

The consolidated balance sheet as of September 30, 2002 includes the assets and liabilities of the former Vista, which were recorded at their respective fair values as of August 21, 2002. Based on the fair values, the Company recorded purchase accounting adjustments of $5.7 million related to securities, $0.9 million related to other borrowings, $2.0 million related to Vista's benefit plans, $3.2 million in other liabilities, primarily transaction costs, $14.8 million in core deposit intangibles and $79.5 in goodwill.

Total assets increased $926.5 million, or 47.2% from December 31, 2001, primarily from the acquisition of Vista. The increases in assets were $19.4 million in cash and due from banks, $111.8 million in short-term investments, $250.1 million in securities available for sale, $13.0 million in securities held to maturity, $405.8 million in loans, net of allowance, $7.3 million in premises and equipment, $93.2 million in goodwill and other intangible assets, $18.7 million in the cash surrender value of life insurance policies and $7.2 million in other assets, including other real estate.

Securities

The amortized cost and approximate market value of securities are summarized as follows:

(in thousands)                         September 30, 2002     December 31, 2001
                                      --------------------   --------------------
                                      Amortized    Market    Amortized    Market
Securities Available for Sale           Costs       Value      Costs      Value
-----------------------------         ---------   --------   ---------   --------
U.S. Treasury Securities               $  3,087   $  3,190    $  1,993   $  2,065
Obligations of U.S. Government
   Agencies and Corporations              5,013      5,033      15,685     15,646
Obligations of States and
   Political Subdivisions               130,226    137,008      95,979     96,502
Mortgage-Backed Securities              516,048    526,840     328,475    331,279
Corporate Debt Securities                72,134     72,160      45,039     42,424
Equity Securities                        25,259     25,869      32,015     32,077
---------------------------------------------------------------------------------
Total Securities Available for Sale     751,767    770,100     519,186    519,993
---------------------------------------------------------------------------------

Securities Held to Maturity
---------------------------
U.S. Treasury Securities                  3,068      3,118         996      1,033
Obligations of States and
   Political Subdivisions                40,480     41,036      30,579     30,756
Mortgage-Backed Securities                2,868      2,906       5,856      5,861
Corporate Debt Securities                 4,032      4,038          --         --
Other Securities                            250        250         225        225
---------------------------------------------------------------------------------
Total Securities Held to Maturity        50,698     51,348      37,656     37,875
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Total Securities                       $802,465   $821,448    $556,842   $557,868
---------------------------------------------------------------------------------

Loans

The following schedule presents the components of loans outstanding by type, for each period presented.

(In Thousands)                                    September 30, 2002   December 31, 2001
                                                  ------------------   -----------------
Real Estate:
   Commercial                                         $  418,680          $  281,607
   Residential Mortgage                                  379,463             280,416
   Construction                                           87,410              68,838
Commercial Loans                                         360,725             312,491
Lease Financing                                           10,333              21,186
Installment Loans                                        393,355             255,345
Retail Credit Card                                            --              16,042
------------------------------------------------------------------------------------
Total Loans Outstanding, Net of Unearned Income        1,649,966           1,235,925
Less: Allowance for Loan Losses                           20,765              12,478
------------------------------------------------------------------------------------
Loans, Net                                            $1,629,201          $1,223,447
====================================================================================

Total loans at September 30, 2002, net of unearned income, increased $414.0 million, or 33.5% to $1,650.0 million from year-end 2001. The Vista acquisition contributed to increases in the majority of the loan categories from December 31, 2001 as well as loan growth.

Asset Quality

The following table provides an analysis of non-performing assets as of the periods indicated:

                                       September 30,   December 31,   December 31,   December 31,   December 31,
(Dollars in thousands)                     2002            2001           2000           1999           1998
----------------------------------------------------------------------------------------------------------------
Total Assets                            $2,888,997      $1,962,450     $2,112,181     $2,090,383     $1,916,809

Total Loans (Net of Unearned Income)    $1,649,966      $1,235,925     $1,287,417     $1,261,343     $1,057,081

Allowance for Loan Losses               $   20,765      $   12,478     $   12,419     $   10,386     $   11,174
      Percent of Total Loans                  1.26%           1.01%          0.96%          0.82%          1.06%

Total Non-Performing Loans (1)          $   17,025      $    6,437     $    6,751     $    8,142     $    8,615
      Percent of Total Assets                 0.59%           0.33%          0.32%          0.39%          0.45%
      Percent of Total Loans                  1.03%           0.52%          0.52%          0.65%          0.81%

Allowance for Loan Losses to
   Non-Performing Loans                     121.97%         193.85%        183.96%        127.56%        129.70%

Total Non-Performing Assets             $   17,655      $    6,628     $    6,944     $    8,251     $    9,170
      Percent of Total Assets                 0.61%           0.34%          0.33%          0.39%          0.48%

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

The Company's September 30, 2002 allowance for loan losses (the "Allowance") totaled $20.8 million and represented 1.26% of total loans. The Allowance was $12.5 million at year-end 2001, or 1.01% of total loans, and $12.3 million at September 30, 2001 or 1.05% of total loans. The increase in the Allowance was due primarily to additional provisions during the first and second quarter of 2002 and the allowance for loan losses of $6.1 million that existed on Vista's financial statements at the date of acquisition. The total loan loss provision of $4.6 million during the first quarter of 2002 included an additional loan loss provision of $3.7 million primarily due to the aforementioned Suprema Specialties loan participation. During the second quarter of 2002, the Company made a $4.3 million provision for loan losses and recorded a $2.8 million charge-off on the Suprema Specialties loan and a $2.4 million charge-off on the loan to the insurance premium financing company to reduce these exposures to their expected realizable values. During the third quarter of 2002, the Company received payment of $18.4 million in settlement of a loan to the insurance premium financing company. For the nine months ended September 30, 2002, loan loss provisions amounted to $10.0 million, up from the $2.1 million in the nine months ended September 30, 2001. Net charge-offs in the first nine months of 2002 amounted to $7.8 million as compared to $2.2 million for the same period last year. At September 30, 2002, the ratio of the allowance for loan losses to non-performing loans was 121.97% compared to 193.85% at December 31, 2001 and 242.67% at September 30, 2001.

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

Net charge-offs in the nine months ended September 30, 2002 were $7.8 million or 0.80% of average loans outstanding on an annualized basis as compared to net charge-offs in the nine months ended September 30, 2001, which were $2.2 million or 0.23% of average loans on an annualized basis.

Net charge-offs in the credit card portfolio and related products decreased to $538,000 in the nine months ended September 30, 2002, compared to $1,600,000 in same period of the prior year, primarily due to the sale of the secured credit card portfolio in 2001 and the remainder of the portfolio in June, 2002. Net charge-offs in installment lending and lease financing receivables increased to $489,000 in the nine months ended September 30, 2002, compared with $330,000 in same period of the prior year. Net charge-offs of real estate secured loans, consisting predominantly of commercial real estate, were $229,000 in nine months ended September 30, 2002 compared to $60,000 in the prior year, while net charge-offs of commercial and industrial loans were $6,531,000 during the nine months ended September 30, 2002 compared to $187,000 in prior year period. The increase in the commercial loan charge-offs relates primarily to the previously mentioned charge-offs relating to Suprema Specialties and the insurance premium financing company. The charged-off loans are in various stages of collection and litigation. During the third quarter of 2002, the Company received payment of $18.4 million in settlement of the loan to an insurance premium financing company.

Cash Surrender Value on Life Insurance

The Company maintains the life insurance policies on a chosen group of employees, where the Company pays all premiums and is the owner and beneficiary of the policies. This pool of insurance is used to offset or finance all or a portion of future benefit cost increases. The Company records non-interest income equal to the appreciation in the cash surrender value. For the quarter ended September 30, 2002, the Company recognized $1.2 million in earnings from the appreciation in the cash surrender value of the investment and $2.8 million for the nine months ended September 30, 2002 compared to $0.8 million and $2.3 million, respectively, for the prior year period.

The Company purchased an additional $1.7 million of policies during the second quarter of 2002 and added an additional cash surrender value of $14.3 million as a result of the Vista acquisition during the current quarter. The Company did not make any additional purchases during the prior year.

In the event of death of any insured participants, a notice of death claim will be filed with policy issuers. Upon receipt of insurance proceeds, cash surrender value on life insurance assets will be reduced by the amount of the contract value of the insured immediately prior to death and any excess benefit over the cash surrender value is credited to income in the period received. Generally, for tax purposes all amounts represent the return of premiums paid, the increased value of the policy due to investment returns or the death benefit feature. During the current quarter of 2002, the Company recognized $0.1 million in benefits in excess of contract value.

Deposits and Borrowings

Total deposits increased $771.7 million or 55.1% to $2,172.4 million at September 30, 2002 from $1,400.7 million at December 31, 2001. Core deposits, which exclude large-denomination municipal certificates of deposit, amounted to $2,134.2 million at September 30, 2002 as compared to $1,358.4 million at year-end 2001, an increase of 57.1%. Savings deposits increased $370.2 million or 64.5%, while demand deposits increased $79.2 million or 29.1%. Time deposits increased $322.3 million or 58.1%. Excluding large-denomination municipal certificates of deposit, time deposits increased 63.7%. The Vista transaction contributed approximately $74 million, $274 million and $269 million in balances for demand deposits, savings deposits and time deposits, respectively. Short-term borrowings decreased by $83.7 million, or 68.6%, while other borrowings increased by $108.2 million, or 42.4%. In an effort to help minimize interest rate risk, the Company continues to look for opportunities to extend the maturities of both its deposits and borrowings. Management continues to monitor the shift of deposits and level of borrowings through its Asset/Liability Management Committee.

Capital

Total stockholders' equity increased $117.2 million to $272.9 million at September 30, 2002 from $155.7 million at December 31, 2001. The increase during the nine-month period was due to net income of $12.9 million, an increase of $11.4 million (net of tax) in the market value of Company's available for sale securities portfolio from December 31, 2001 to September 30, 2002, the exercise of stock options of $0.4 million and the issuance of 4,695,184 shares as a result of the Vista transaction, which amounted to $109.7 million. Partially offsetting these increases were the repurchase of 333,500 shares of the Company's common stock, which amounted to $7.5 million, and the three quarterly cash dividends totaling $9.7 million.

The following table reflects the Company's capital ratios, as of September 30, 2002 and December 31, 2001 in accordance with current regulatory guidelines.

(Dollars in Thousands)                      September 30, 2002   December 31, 2001
                                            ------------------   -----------------
                                              Amount    Ratio     Amount    Ratio
                                             --------   -----    --------   -----
Risk-Based Capital
Tier I Capital
   Actual                                    $215,414   10.37%   $197,944   12.90%
   Regulatory Minimum Requirements             83,117    4.00      61,363    4.00
   For Classification as Well Capitalized     124,675    6.00      92,044    6.00

Combined Tier I and Tier II Capital
   Actual                                     236,179   11.37%    210,422   13.72%
   Regulatory Minimum Requirements            166,233    8.00     122,725    8.00
   For Classification as Well Capitalized     207,792   10.00     153,406   10.00

Leverage
   Actual                                     215,414    7.69%    197,944   10.29%
   Regulatory Minimum Requirements            111,981    4.00      76,957    4.00
   For Classification as Well Capitalized     139,977    5.00      96,196    5.00

The Company's risk-based capital ratios (Tier I and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators.

Liquidity Management

Liquidity management involves the Company's ability to maintain prudent amounts of liquid assets in its portfolio in order to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Current and future liquidity needs are reviewed by the Company's Asset/Liability Committee ("ALCO") to determine the appropriate asset/liability mix.

At September 30, 2002, the amount of liquid assets remained at a level Management believed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.* This liquidity was maintained at the same time the Company was managing the interest rate sensitivity of interest earning assets and interest bearing liabilities so as to improve profitability.

Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by federal funds sold, marketable equity securities and debt securities with maturity dates of one year or less, which totaled $154.5 million at September 30, 2002. Included within this figure are marketable equity securities amounting to $4.0 million. Debt securities consist primarily of U.S. Treasury notes and bonds, obligations of U.S. Government agencies, mortgage-backed securities, obligations of states and political subdivisions and corporate bonds. In addition, all or part of the investment securities available for sale could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Additional liquidity is derived from scheduled payments of interest on loans and securities, scheduled loan payments of principal, as well as prepayments of loans and securities.

Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 2002, the Company had $363.5 million of lines of credit with the Federal Home Loan Bank and correspondent banks under which $123.1 million was readily available. Additionally, at September 30, 2002, the Company had $650.0 million of repurchase lines with investment brokers and FHLB, of which $573.5 million was available contingent upon available collateral.

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

As of September 30, 2002, the Company's earnings simulation model projects a 300 basis point upward change in rates during the first year and a 100 basis point downward change in rates during the first year, both in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenarios is within 10% of net interest income from the flat rate scenario in the first year. At September 30, 2002, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.*

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and duration of deposits, and should not be relied upon as indicative of actual results.

Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures in the 90 days prior to the date hereof, the Company's principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company's internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     4(a) Indenture dated as of March 21, 1997 between United National Bancorp and The Bank of New York.

     4(b) Indenture dated as of December 18, 2001 between United National Bancorp and State Street Bank & Trust Company.

     4(c) Amended/Restated Declaration of Trust of UNB Capital Trust I, dated March 21, 1997.

     4(d) Amended/Restated Declaration of Trust of UNB Capital Trust II, dated December 18, 2001.

     10(a) Common Securities Guarantee dated March 21, 1997.

     10(b) Capital Securities Guarantee dated March 21, 1997.

     10(c) Capital Securities Guarantee dated December 18, 2001.

     99 United National Bancorp and Former Vista - Unaudited Statement of Net Assets Acquired and Unaudited Pro Forma Consolidated Condensed Statements Of Income (Loss).

(b)  Reports on Form 8-K

     A Form 8-K was filed on July 23, 2002, under Item 5 "Other Events". United's press release dated July 22, 2002, United National Bancorp statement that United National Bancorp Receives Approval For Vista Acquisition.

     A Form 8-K was filed on August 12, 2002, under Item 5 "Other Events". United's press release dated August 9, 2002, United National Bancorp statement that United National Bancorp Schedules Date For Completion of Vista Acquisition.

     A Form 8-K was filed on August 21, 2002, under Item 5 "Other Events". United's press release dated August 21, 2002, United National Bancorp statement that United National Bancorp Completes Acquisition of Vista Bancorp.

     A Form 8-K was filed on August 27, 2002, under Item 5 "Other Events". United's press release dated August 27, 2002, United National Bancorp statement that UnitedTrust Receives Payment On Loan.

     A Form 8-K was filed on September 4, 2002, under Item 2 " Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits". United National Bancorp disclosed under Item 2 that effective on August 21, 2002 (the "Effective Time"), subject to the terms and conditions of the Agreement and Plan of Merger (the "Merger Agreement") dated as of November 19, 2001, among United National Bancorp ("United"), UnitedTrust Bank ("UTB"), Vista Bancorp, Inc. ("Vista"), and Vista Bank, N.A. (the "Bank"), Vista was merged with and into United, with United being the surviving corporation (the "Merger"). Pursuant to a separate merger agreement, the Bank was merged with and into UTB following consummation of the Merger.

     A Form 8-K was filed on September 9, 2002, under Item 5 "Other Events". United's press release dated September 6, 2002, United National Bancorp statement that United National Bancorp Announces Vista Merger Consideration Results, was included as an exhibit.

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


                                       UNITED NATIONAL BANCORP
                                       -----------------------
                                             (Registrant)


Dated: November 14, 2002                     By: /s/ THOMAS C. GREGOR
                                                 -------------------------------
                                                 Thomas C. Gregor
                                                 Chairman, President and CEO


Dated: November 14, 2002                     By: /s/ ALFRED J. SOLES
                                                 -------------------------------
                                                 Alfred J. Soles
                                                 Vice President & Treasurer
                                                 (Principal Financial Officer)

                                 CERTIFICATIONS

I, Thomas C. Gregor, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United National Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Thomas C. Gregor
-------------------------------------------
    Thomas C. Gregor
    Chairman of the Board, President and
      Chief Executive Officer

I, Alfred J. Soles, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United National Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Alfred J. Soles
----------------------------------------------------------
Alfred J. Soles
Vice President and Treasurer (Principal Financial Officer)


                                       30
`