Form 10-K
period 2002-12-31
UNITED NATIONAL BANCORP
filed 2003-03-20
CIK 831959

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-16931

                              -------------------

                            UNITED NATIONAL BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                     NEW JERSEY                                            22-2894827
           (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

         1130 ROUTE 22 EAST, BRIDGEWATER, NJ                               08807-0010
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 429-2200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
         Common Stock, $1.25 Par Value                         NASDAQ Stock Market

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.   [x]

    Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [x]   No [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $431 million as of January 31, 2003.

    The number of shares of Registrant's Common Stock, $1.25 par value, outstanding as of January 31, 2003 was 18,994,035.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                               INDEX -- FORM 10-K

                                                                        PAGE
                                                                        ----
PART I

Item  1   Business....................................................    1
            General...................................................    1
            Vista Merger..............................................    1
            Products and Services.....................................    2
            Competition...............................................    2
            Supervision and Regulation................................    2
            Governmental Policies and Legislation.....................    4
Item  2   Properties..................................................    8
Item  3   Legal Proceedings...........................................    8
Item  4   Submission of Matters to a Vote of Security Holders.........    8
Item  4A  Executive Officers of the Registrant........................    9

PART II

Item  5   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item  6   Selected Financial Data.....................................   11
Item  7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
Item  7A  Quantitative and Qualitative Disclosure About Market Risk...   33
Item  8   Financial Statements and Supplementary Data.................   33
Item  9   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   72

PART III

Item 10   Directors and Executive Officers of the Registrant..........   72
Item 11   Executive Compensation......................................   72
Item 12   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   72
Item 13   Certain Relationships and Related Transactions..............   73
Item 14   Controls and Procedures.....................................   73

PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   73

Signatures............................................................   75

Certifications........................................................   77

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    United National Bancorp ('United', the 'Registrant' or the 'Company') is a bank holding company registered with the Board of Governors of the Federal Reserve System (the 'FRB') under the Bank Holding Company Act of 1956, as amended. United was incorporated by United National Bank, the predecessor to UnitedTrust Bank (the 'Bank') in the State of New Jersey on August 13, 1987 and commenced operations August 1, 1988 as a bank holding company for the Bank.

    At December 31, 2002, the Company had consolidated assets of $2.9 billion, consolidated deposits of $2.2 billion and consolidated stockholders' equity of $265 million. Based on consolidated assets at December 31, 2002, the Company was the fifth largest independent commercial bank holding company headquartered in New Jersey. At December 31, 2002, the total number of full-time equivalent employees of the Company was 748.

    The Bank, a wholly owned subsidiary of United, is a commercial bank established in 1902, which is chartered under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System (the 'Federal Reserve') and the Federal Home Loan Bank (the 'FHLB') and its deposits are insured by the Federal Deposit Insurance Corporation (the 'FDIC'). The Bank is headquartered in Bridgewater, New Jersey and operates 53 banking offices in central New Jersey and eastern Pennsylvania. In New Jersey, the Bank operates 12 offices in Somerset County, 10 offices in Hunterdon County, 10 offices in Warren County, 6 offices in Union County, 3 offices in Middlesex County, 3 offices in Morris County and 2 offices in Essex County. In Pennsylvania, the Bank operates 6 offices in Northampton County and 1 office in Lehigh County. The Bank also operates 60 automatic teller machines ('ATMs') affiliated with the STAR System and Plus nationwide networks and is a member of NYCE, Cirrus and Honor, a Florida network.

    United makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available of its website at www.unitedtrust.com without charge as soon as reasonably practicable after filing or furnishing these reports to the Security and Exchange Commission (the 'SEC').

INDUSTRY SEGMENTS

    For data on industry segments, see the information under 'Lines of Business' on pages 20-22 of this Report and under 'Note 18 -- Segment Reporting' on pages 65-68 of this Report.

    The Company serves a market area that has a diverse base of customers, including corporations, small businesses and individuals. Through the Bank's 53 banking offices, the Company provides a broad range of commercial banking, retail banking, real estate lending, private banking/trust and other financial services.

    The principal executive offices of both United and the Bank are located at 1130 Route 22 East, Bridgewater, New Jersey, and the telephone number at that address is (908) 429-2200.

                                  VISTA MERGER

    On August 21, 2002, the Company acquired Vista Bancorp, Inc. ('Vista') in a transaction accounted for under the purchase method of accounting (the 'Vista Merger'). Under the terms of the Vista Merger, the Company acquired all 5,350,637 outstanding shares of Vista in exchange for 4,695,184 shares of the Company's Common Stock and $37,943,095 in cash.

    Based on its unaudited financial statement at June 30, 2002, Vista had total assets of $713 million, deposits of $600 million and stockholders' equity of $66 million. Vista was headquartered in Phillipsburg, New Jersey and operated 16 banking offices in western New Jersey and eastern Pennsylvania.

                             PRODUCTS AND SERVICES

    The Company, through the Bank, provides a broad range of commercial banking, retail banking, real estate lending, private banking/trust and other financial services.

    Personal Banking Services are provided by the Bank, through its network of 53 branches and 60 ATMs. Among the services provided at the branch locations are: checking accounts, money market accounts, NOW accounts, certificates of deposit, statement and passbook savings accounts, individual retirement accounts ('IRAs'), self-employed pension plans ('SEPs'), safe deposit services, credit cards, consumer and other personal loans, home equity loans, mortgage loans, lines of credit and other consumer financing vehicles.

    The Bank offers a full range of trust and investment services for individuals and corporations. These include: fiduciary services, estate planning, custodial, employee benefits, pension, and profit sharing plans. The market value of trust assets under administration was $735 million at December 31, 2002. Other services include the sale of alternative investment products, such as mutual funds and tax-deferred annuities, and the sale of long-term care insurance.

    Brokerage services are offered to customers under a networking agreement with UVest Financial Services, Inc.

    Commercial Banking Services are provided to the Bank's commercial customers at its branch locations as well as at its executive offices in Bridgewater, New Jersey and its loan administration facility in Phillipsburg, New Jersey. These services include secured and unsecured loans, term loans, lines of credit and corporate credit cards. The Bank also participates in New Jersey Economic Development Authority programs, which make tax-exempt, low interest rate financing available to borrowers who wish to relocate or expand their activities in New Jersey. As a Small Business Administration ('SBA') Preferred Lender, the Bank is able to offer streamlined processing on SBA loans. In addition, the Bank makes other Government loan programs available to qualified borrowers. As a member of the Automated Clearing House, the Bank makes direct deposit services available to its customers.

    Other Subsidiaries of the Bank include United National Agency, Inc., a New Jersey corporation that provides certain insurance products; United Commercial Capital Group, LLC, a New Jersey limited liability company that provides timely and innovative financing solutions for real estate and commercial transactions that do not fit the parameters of traditional financings; and United National Investment Company, Inc., a New Jersey corporation that manages a portion of the Bank's investment portfolio and operates as an investment company under state tax law.

                                  COMPETITION

    The Company and the Bank face strong competition in the communities they serve from a number of sources, including other commercial banks, savings banks, savings and loan associations, mortgage banking firms, credit unions, issuers of commercial paper, money market funds, securities firms, consumer finance companies, factoring companies and insurance companies. Competition for the Company and the Bank is not limited to financial institutions based in New Jersey. A number of large out-of-state and foreign commercial banks, bank holding companies and other financial institutions have an established market presence in New Jersey. Many of the financial institutions operating in New Jersey engage in local, regional, national and international operations and have greater resources than the Company.

                           SUPERVISION AND REGULATION

    The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit management's options to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: the nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion and closing of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments.

BANK HOLDING COMPANY REGULATION

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the 'Holding Company Act'), and is registered as such with and is supervised by the FRB. The Company is required to file reports with the FRB and provide such additional information as the FRB may require.

    The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership of any voting securities of any bank if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the voting shares of that bank. The Holding Company Act also prohibits acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of New Jersey, unless the acquisition is specifically authorized by laws of the state in which the bank is located. In addition to the approval of the FRB, prior approval must also be obtained from any other banking agency having supervisory jurisdiction over the bank to be acquired before a bank acquisition can be completed. Many states, including New Jersey, have adopted legislation which permits banks and bank holding companies resident in New Jersey to acquire banks and bank holding companies in states with reciprocal legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the 'Interstate Banking Act') provides that the FRB may approve an acquisition by a bank holding company of a bank located in a state other than the bank holding company's home state without regard to whether such transaction is prohibited under the laws of any state. The Interstate Banking Act also permits Federal banking agencies to approve interstate bank mergers without regard to state law. States have authority to opt-out of the legislation subject to certain conditions. In addition, the Interstate Banking Act permits de novo branching across state lines but only with respect to states that affirmatively adopt legislation authorizing de novo interstate branching.

    A bank holding company is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    Under the FRB's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner.

REGULATION OF THE BANK

    On May 7, 2001, the Bank changed from a federally chartered bank to a state chartered bank and in conjunction, changed its name from United National Bank to UnitedTrust Bank. Since its charter change, the Bank has been subject to regulation and examination by the Federal Reserve and the New Jersey Department of Banking. Prior to its charter change, the Bank was subject to regulation and examination by the Comptroller of the Currency ('Comptroller'). The deposits of the Bank are insured by the FDIC to the extent provided by law.

    The Company and the Bank are also subject to applicable provisions of New Jersey law insofar as they do not conflict with or are not preempted by Federal law.

COMMUNITY REINVESTMENT

    Under the Community Reinvestment Act ('CRA'), as implemented by FRB regulations, a member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Reserve in connection with its examination of the Bank to assess the Bank's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. The CRA requires all institutions to make public disclosure of their CRA ratings. The Bank received a 'Satisfactory' CRA rating in its most recent examination.

DIVIDEND RESTRICTIONS AND OTHER ACTIONS

    The Company is a legal entity separate and distinct from the Bank. Most of the Company's revenues, including funds available for the payment of dividends and for operating expenses, are provided by dividends paid to it by the Bank. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Company by the Bank. The holders of the Company's Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the 'Banking Act'). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies which require, among other things, that a bank holding company must maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend that would reduce a holding company's capital below these minimum amounts. In addition, if the Company defers payment in its trust preferred securities, it would be prohibited from paying dividends on its Common Stock until the deferred payments had been made.

    See 'Capital Adequacy' and 'Common Stock and Dividends' on page 32, 'Note 12 -- Capital Requirements' on page 55, and 'Cash Dividend Restrictions' on pages 70-71 of this Report.

                     GOVERNMENTAL POLICIES AND LEGISLATION

    The policies of regulatory authorities, including the Federal Reserve and the FDIC, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve is to regulate national monetary policy (e.g., regulating the money supply) through such means as open market dealings in securities, the establishment of the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits.

    From time to time, various proposals are made in the United States Congress, as well as in state legislatures, and before various bank regulatory authorities, which would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict whether any proposals will be adopted and the impact, if any, of their adoption on the business of the Company and the Bank.

CAPITAL REQUIREMENTS

    The FRB measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other non-qualifying intangible assets ('Tier 1 capital'). The remainder (i.e., the 'Tier 2 risk-based capital') may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At December 31, 2002, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.34% and a total risk-based capital ratio of 11.36%.

    In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. At December 31, 2002, the Company had a leverage ratio of 7.40%.

    The Bank is subject to the FDIC's Statement of Policy on Risk-Based Capital, the requirements of which are substantially identical to the FRB's risk-based capital framework. At December 31, 2002, the Bank had Tier 1 capital as a percentage of risk-weighted assets of 10.14% and a total risk-based capital ratio of 11.16%.

    In addition to the Statement of Policy on Risk-Based Capital, the FDIC requires banks to operate with a minimum Leverage Ratio of 3%. Under these guidelines, institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and good earnings. Institutions not meeting these characteristics, as well as institutions experiencing growth, would be expected to maintain capital levels at least 100 to 200 basis points above the minimum. The FDIC is authorized to set higher capital requirements for an individual bank when the bank's particular circumstances so warrant. At December 31, 2002, the Bank had a Leverage Ratio of 7.26%.

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

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 ('FIRREA')

    Under FIRREA, a bank insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The term 'default' is defined to mean the appointment of a conservator or receiver for such institution and 'in danger of default' is defined generally as the existence of certain conditions indicating that a 'default' is likely to occur in the absence of regulatory assistance. Thus, the Bank could incur liability to the FDIC pursuant to this statutory provision in the event of the default of any other insured depository institution owned or controlled by the Company. At the present time, the Bank is the only FDIC-insured depository institution controlled by the Company.

    Any such liability to the FDIC would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. The imposition of such liability in sufficient amounts, however, could lead to the appointment of the FDIC as conservator or receiver for the Bank. If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, within a reasonable period following such appointment the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which it determines to be burdensome, and the disaffirmance or repudiation of which it determines to promote the orderly administration of the institution's affairs.

    FIRREA broadened the enforcement powers of the Federal banking agencies, including the power to impose fines and penalties, over all financial institutions. FIRREA also prohibits an insured depository institution from entering into a written or oral contract with any person for goods, products or services that would jeopardize the safety or soundness of the institution. Further, under FIRREA the failure to meet capital guidelines could subject a financial institution to a variety of regulatory actions, including the termination of deposit insurance by the FDIC.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ('FDICIA')

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

GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT

    On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the 'Modernization Act') was signed into law. The Modernization Act:

    1. allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

    2. allows insurers and other financial services companies to acquire banks;

    3. removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

    4. established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

ANTI-TERRORISM ACT

    As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the 'Act'). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

    The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the Federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

SECURITIES AND EXCHANGE COMMISSION

    The Company's Common Stock is registered with the Securities and Exchange Commission ('SEC') under the Securities Exchange Act of 1934 (the '1934 Act'). As a result of such registration, the Company and its officers, directors and major shareholders are obligated to file certain reports with the SEC. Furthermore, the Company is subject to proxy and tender offer rules promulgated pursuant to the 1934 Act.

SARBANES-OXLEY ACT

    The Sarbanes-Oxley Act of 2002 ('Sarbanes-Oxley Act'), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

    The Sarbanes-Oxley Act provides for, among other things:

     1. a prohibition on personal loans made or arranged by an issuer to its directors and executive officers (with an exception for nearly all loans made by banks);

     2. independence requirements for audit committee members;

     3. independence requirements for company auditors;

     4. certification of financial statements and Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

     5. the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

     6. disclosure of off-balance sheet transactions;

     7. two-business day filing requirements for insiders filing Form 4;

     8. disclosure of a code of ethics for financial officers and prompt disclosure on a Form 8-K of any change or waiver of such code;

     9. 'real time' filing of periodic reports;

    10. posting of certain SEC filings and other information on the Company website;

    11. the reporting of securities violations 'up the ladder' by both in-house and outside attorneys;

    12. restrictions on the use of non-GAAP financial measures;

    13. the formation of a public accounting oversight board; and

    14. various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

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

    A purchasing power gain or loss from holding net monetary assets during the year represents the effect of general inflation on monetary assets and liabilities. Almost all of the assets and liabilities of the Company are considered monetary because they are fixed in terms of dollars and, therefore, are not materially affected by inflation.

CONCENTRATION OF CUSTOMERS AND SEASONALITY OF BUSINESS

    No single person, group of persons, enterprise or other entity produces a material portion of the Bank's deposits or loans. No customer accounts for as much as two percent of the Bank's overall business. There is no material impact on the Bank's volume, deposits or loans, as a result of seasonal changes. The majority of the Bank's customers operate or reside within New Jersey and eastern Pennsylvania. The ability of the Bank's customers to meet their contractual obligations is, to a certain extent, dependent upon the economic conditions existing in these states.

ITEM 2. PROPERTIES

    The corporate headquarters and principal office of the Company are located in leased facilities in Bridgewater, New Jersey, approximately 45 miles from New York City. The Bridgewater facility has usable space of 65,000 square feet and houses the executive offices of the Company and the Bank, as well as a banking office of the Bank. The check and data processing center of the Bank is located in leased facilities in Phillipsburg, New Jersey.

    The Company provides banking services at 53 banking office locations. Of its 53 banking locations, the Company owns 25 and leases 28.

ITEM 3. LEGAL PROCEEDINGS

    The Company is party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any current proceedings depart from usual routine litigation and, in its judgment, the Company's financial position and results of operations will not be materially affected by these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the Company's executive officers, their ages and their positions at December 31, 2002. All of these executive officers have been employed by the Company or its bank subsidiaries for more than five years, with the exception of Alfred J. Soles and H. Richard Minette.

NAME                            AGE                         POSITION
----                            ---                         --------
Thomas C. Gregor..............  57    Chairman of the Board, President and Chief Executive
                                      Officer of the Company since 1992; Chairman of the
                                      Board and Chief Executive Officer of the Bank since
                                      1992.
Warren R. Gerleit.............  55    President and Chief Operating Officer of the Bank
                                      since January 2000; Executive Vice President,
                                      Lending and Branch Administration since September
                                      1996.
Alfred J. Soles...............  52    Vice President and Treasurer of the Company since
                                      June 2001; Executive Vice President and Chief
                                      Financial Officer of the Bank since June 2001;
                                      Senior Vice President of Summit Bancorp and Summit
                                      Bank prior thereto.
Ralph L. Straw, Jr............  60    Vice President, General Counsel and Secretary of the
                                      Company since July 1996; Executive Vice President,
                                      General Counsel and Cashier of the Bank since July
                                      1996.
John J. Cannon................  58    Executive Vice President and Senior Trust Officer of
                                      the Bank since June 2001; Senior Vice President and
                                      Senior Trust Officer of the Bank since January 1996.
Raymond C. Kenwell............  51    Executive Vice President, Consumer and Commercial
                                      Lending of the Bank since January 2000; Senior Vice
                                      President, Commercial Lending since December 1995.
H. Richard Minette............  60    Executive Vice President, Retail Banking of the Bank
                                      since July 2002; Executive Vice President of Summit
                                      Bank prior thereto.
Richard G. Tappen.............  52    Executive Vice President, Commercial and Residential
                                      Real Estate Lending since December 1998; President
                                      and Chief Executive Officer of United Commercial
                                      Capital Group since July 1997.
A. Richard Abrahamian.........  43    Senior Vice President and Chief Accounting Officer
                                      of the Bank since September 1992.
Joanne F. Herb................  52    Senior Vice President, Information Technology and
                                      Corporate Strategic Planning of the Bank since
                                      January 2001; Senior Vice President, Corporate
                                      Strategic Planning of the Bank since May 1993.
Charles E. Nunn, Jr...........  49    Senior Vice President and Director of Human
                                      Resources of the Bank since December 1995.
Donald E. Reinhard............  48    Senior Vice President and Director of Marketing of
                                      the Bank since September 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Stock Market under the symbol, 'UNBJ.' The following table presents the high and low closing sales prices of the Common Stock and the dividends declared thereon for the periods noted below.

                                                              HIGH     LOW     DIVIDEND
                                                              ----     ---     --------
2002
    Fourth quarter.........................................  $23.75   $19.75     $.20
    Third quarter..........................................   23.05    18.00      .20
    Second quarter.........................................   23.34    21.00      .20
    First quarter..........................................   23.81    21.56      .20

2001
    Fourth quarter.........................................   25.10    21.92      .20
    Third quarter..........................................   25.50    21.51      .20
    Second quarter.........................................   22.68    18.80      .20
    First quarter..........................................   20.72    18.00      .20

The Common Stock of the Company was held by 2,684 holders of record as of December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report and 'Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.'

                                                           2002         2001         2000         1999         1998
                                                           ----         ----         ----         ----         ----
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME DATA:
Interest income.......................................  $  132,964   $  137,311   $  154,016   $  138,928   $  132,349
Interest expense......................................      51,968       65,075       84,387       66,012       63,929
                                                        ----------   ----------   ----------   ----------   ----------
Net interest income...................................      80,996       72,236       69,629       72,916       68,420
Provision for loan losses.............................      11,150        2,761        4,730        3,825        3,444
                                                        ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan losses...      69,846       69,475       64,899       69,091       64,976
Non-interest income...................................      23,057       22,657       26,602       21,190       24,215
Non-interest expense..................................      68,739       57,907       57,356       73,014       61,411
                                                        ----------   ----------   ----------   ----------   ----------
Income before provision for income taxes..............      24,164       34,225       34,145       17,267       27,780
Provision for income taxes............................       3,720        9,468        9,473        5,338        8,186
                                                        ----------   ----------   ----------   ----------   ----------
Net income............................................  $   20,444   $   24,757   $   24,672   $   11,929   $   19,594
                                                        ----------   ----------   ----------   ----------   ----------
                                                        ----------   ----------   ----------   ----------   ----------

BALANCE SHEET DATA AT YEAR-END:
Total assets..........................................  $2,867,699   $1,962,450   $2,112,181   $2,090,383   $1,916,809
Securities............................................     873,236      557,649      654,880      670,498      673,875
Loans (net of unearned income)........................   1,665,069    1,235,925    1,287,417    1,261,343    1,057,081
Allowance for loan losses.............................      20,407       12,478       12,419       10,386       11,174
Deposits..............................................   2,153,408    1,400,704    1,527,416    1,481,209    1,403,413
Short-term borrowings (1).............................      38,787      121,955      258,507      199,931      154,635
Other borrowings (2)..................................     376,565      255,269      155,711      256,397      174,942
Stockholders' equity..................................     264,680      156,636      141,259      119,056      158,688

FINANCIAL RATIOS:
Return on average assets..............................        0.88%        1.22%        1.16%        0.60%        1.05%
Return on average stockholders' equity................       10.28        16.25        20.48         8.22        12.64
Net interest margin...................................        4.02         4.04         3.65         4.07         4.07
Efficiency ratio (3)..................................       61.18        57.34        58.60        56.44        62.84
Average stockholders' equity to average assets........        8.57         7.54         5.68         7.24         8.28
Leverage ratio at year-end............................        7.40        10.33         7.85         7.49         8.54
Tier I capital to risk-weighted assets at year-end....       10.34        12.96        10.92        10.97        13.56
Total capital to risk-weighted assets at year-end.....       11.36        13.77        11.74        11.69        14.48
Loans to deposits at year-end.........................       77.32        88.24        84.29        85.16        75.32
Non-performing loans to loans at year-end (4).........        0.95         0.52         0.52         0.65         0.81
Non-performing assets as a % of total loans, other
 real estate owned and other assets owned at
 year-end.............................................        0.98         0.54         0.54         0.65         0.87
Non-performing assets to total assets at year-end.....        0.57         0.34         0.33         0.39         0.48
Allowance for loan losses to loans at year-end........        1.23         1.01         0.96         0.82         1.06
Dividend payout ratio.................................          65           49           50          104           50

COMMON SHARE DATA:
Net income per diluted common share...................  $     1.24   $     1.62   $     1.59   $     0.74   $     1.21
Cash dividends declared per share.....................        0.80         0.80         0.80         0.77         0.61
Book value per share at year-end......................       13.93        10.53         9.27         7.61         9.97
Average diluted shares outstanding (in thousands).....      16,450       15,183       15,509       16,177       16,225

OTHER DATA:
Full-time equivalent employees........................         748          543          547          565          542
Number of stockholders................................       2,683        2,100        2,363        2,277        2,880

---------

(1) Includes Federal funds purchased, securities sold under agreements to repurchase less than one year, FHLB advances, U.S. Treasury demand notes and borrowed funds.

(2) Includes other borrowed funds, securities sold under agreements to repurchase greater than one year, obligations under capital lease, trust capital securities and employee stock ownership plan debt.

(3) Efficiency ratio is calculated by dividing adjusted non-interest expense by tax-equivalent net interest income and adjusted non-interest income. Adjusted non-interest expense is total non-interest expense less one-time charges, amortization of intangible assets and net costs to operate other real estate. Adjusted non-interest income is total non-interest income less net gains from securities transactions and non-recurring income.

(4) Non-performing loans consist of non-accrual loans, restructured loans and loans past due 90 days or more and still accruing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is an analysis of the financial condition and results of operations of the Company for the years ended December 31, 2002, 2001 and 2000 and should be read in conjunction with the related financial statements and accompanying notes presented elsewhere herein.

                                  VISTA MERGER

    On August 21, 2002, the Company acquired Vista Bancorp, Inc. ('Vista') in a transaction accounted for under the purchase method of accounting (the 'Vista Merger'). Under the terms of the Vista Merger, the Company acquired all 5,350,637 outstanding shares of Vista in exchange for 4,695,184 shares of the Company's Common Stock and $37,943,095 in cash.

    Based on its unaudited financial statement at June 30, 2002, Vista had total assets of $713 million, deposits of $600 million and stockholders' equity of $66 million. Vista was headquartered in Phillipsburg, New Jersey and operated 16 banking offices in western New Jersey and eastern Pennsylvania.

    The Company and Vista entered into this merger to enhance stockholder value by building a community banking company able to provide more products and services for its customers, more investment opportunities for clients and added capital to deploy in the future. The Vista Merger enhances the combined company's range of products and services and increases the distribution channels available to customers. The acquisition of Vista has strengthened the Company's market share position in the western New Jersey marketplace and has provided an entry into Pennsylvania.

                           FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about earnings, opportunities, and market conditions. These statements may be identified by such forward-looking terminology as 'expect', 'believe', 'anticipate', 'optimistic', or by expressions of confidence such as 'for the coming months', 'consistent', 'continue', 'strong', 'superior' or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. The factors which may cause such forward-looking statements to vary from actual results include, but are not limited to, expected cost savings from the Vista Merger or other planned programs not being realized or not being realized within the expected time frame; income or revenues from the Vista Merger or other planned programs being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of economic conditions in New Jersey or Pennsylvania; changes in legal, regulatory and tax structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. The Company does not assume any obligation for updating any such forward-looking statements at any time.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    'Management's Discussion and Analysis of Financial Condition and Results of Operation' is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and with the full Board of Directors.

    The allowance for loan losses is based upon Management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management attempts to obtain and use the best information reasonably available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

EARNINGS SUMMARY

    The Company reported net income for 2002 of $20.4 million, down 17% from the $24.8 million earned in 2001. Diluted per share earnings were $1.24 in 2002, or 23% below the $1.62 recorded for 2001. The decline in 2002 earnings resulted from an increased loan loss provision primarily related to two large credits (both involving fraud by the borrower) that had been placed on non-accrual and from integration expenses related to the Vista Merger. The increases in net interest income and non-interest expense during 2002 over 2001 were largely due to the impact of the Vista Merger.

    The return on average assets for the year was 0.88% in 2002 and 1.22% in 2001, while the return on average stockholders' equity for the year was 10.28% in 2002 and 16.25% in 2001. The higher loan loss provisions recorded in the first and second quarters of 2002 and the Vista integration costs incurred in the second and third quarters of 2002 adversely affected the return on average assets and the return on average stockholders' equity for the year 2002. The return on average stockholders' equity was also adversely impacted by the Vista Merger and the required application of the purchase method of accounting, which resulted in a greater increase in stockholders' equity than would have occurred under the pooling of interests method of accounting. The return on average tangible stockholders' equity was 12.52% in 2002 and 16.89% in 2001. Tangible stockholders' equity is defined as total stockholders' equity less total intangible assets, including goodwill. The Company's efficiency ratio rose to 61.18% for 2002 from 57.34% for 2001 due to sluggish revenue growth.

NET INTEREST INCOME

    The Company's most significant revenue source is net interest income, which represents the difference between interest earned on assets and interest paid to depositors and other creditors. A portion of the Company's total interest income is derived from investments which are exempt from Federal taxation. Due to the 'tax-free' nature of these investments, the amount of pretax income realized from them is less than the amount of pretax income realizable from comparable investments subject to Federal taxation. For purposes of the following discussion and analysis of financial condition and results of operations, interest exempt from Federal taxation has been restated to a fully tax-equivalent basis assuming a statutory tax rate of 35% for 2002, 2001 and 2000. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

    A summary of net interest income on a tax-equivalent basis for 2002 and 2001 is presented in the following table:

                                                                              2002 OVER/(UNDER) 2001
                                                                              ----------------------
                                                   2002          2001          AMOUNT        PERCENT
                                                   ----          ----          ------        -------
                                                                   (IN THOUSANDS)
      Interest income..........................  $136,789      $140,263       $ (3,474)        (2.5)%
      Interest expense.........................    51,968        65,075        (13,107)       (20.1)
                                                 --------      --------       --------
          Net interest income..................  $ 84,821      $ 75,188       $  9,633         12.8%
                                                 --------      --------       --------
                                                 --------      --------       --------

    For the year ended December 31, 2002, tax-equivalent net interest income increased 13% from the prior year as the result of 13% growth in average interest earning assets, partly offset by a two basis point decline in the net interest margin.

    An analysis of the major factors affecting the Company's net interest margin during 2002 follows:

ANALYSIS OF NET INTEREST MARGIN

                                                                    2002
                                                                    ----
      Net interest margin for prior year..........................   4.04%
      Reduced contribution of net non-interest-bearing funds......  (0.17)
      Change in mix of interest-bearing liabilities...............  (0.11)
      Change in mix of earning assets.............................  (0.07)
      Effect of non-performing loans..............................  (0.05)
      Increased spread on loans...................................   0.20
      Increased spread on securities..............................   0.18
                                                                    -----
          Net interest margin.....................................   4.02%
                                                                    -----
                                                                    -----

    The two basis point narrowing in the net interest margin during 2002 compared to 2001 primarily resulted from the negative effect that the lower interest rate environment had on the contribution of net non-interest bearing funds, a less favorable mix of interest bearing liabilities, a shift in the mix of earning assets from higher yielding loans to lower yielding securities and short-term investments, and higher levels of non-performing loans. Wider spreads on securities and loans served to partially offset these unfavorable factors. During the second half of 2002, the Company's net interest margin was adversely affected by an acceleration of prepayments on mortgage-related assets. Further margin pressure could result from a continuation of such trends in the absence of any shift in the Company's interest rate sensitivity position.

    Average interest earning assets grew 13% in 2002 from 2001 as average loans, securities and short-term investments all increased. Average loans increased $150 million or 12% during 2002 compared to 2001, primarily from loans added in the Vista Merger that was consummated in the third quarter of 2002. Average securities rose $65 million or 10% in 2002 from 2001, also due to the Vista Merger. Average short-term investments increased $35 million to $37 million in 2002 from $2 million in 2001, due to a sharp rise in prepayments on mortgage-related assets.

    Average deposits grew 16% in 2002 from 2001 and average core deposits (which exclude time deposits of $100,000 and over) rose 22%. Average total deposits for 2002 contained approximately $216 million in such deposits resulting from the Vista Merger. Excluding the effect of the Vista Merger, average total deposits for 2002 increased $19 million or 1% from 2001, while average core deposits grew $75 million or 6%. The increase in average core deposits in 2002 over 2001 excluding the impact of Vista Merger was largely attributable to a $23 million or 9% growth in average demand deposits and a $62 million or 11% growth in average savings deposits, which includes NOW and money market accounts. The Company reduced its short-term borrowings by $110 million or 59% due to the effect of the Vista Merger as well as to the aforementioned growth in average core deposits. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $124 million or 61% during 2002 from 2001. The increase in average other borrowings was principally due to liability extensions made in the second quarter of 2001 to reduce the liability sensitivity of the Bank, higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans and the issuance of $30 million of trust preferred securities in December 2001.

AVERAGE CONSOLIDATED BALANCE SHEET, NET INTEREST INCOME AND NET INTEREST MARGIN (TAX-EQUIVALENT BASIS)

                                           2002                              2001                              2000
                              -------------------------------   -------------------------------   -----------------------------
                               AVERAGE              AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE    INTEREST   RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                               -------    --------   ----      -------     --------    ----      -------     --------    ----
                                                                       (IN THOUSANDS)
ASSETS
   Short-term investments...  $   36,776  $    585    1.59%   $    2,275   $     84     3.69%   $      980   $     61    6.12%
   Securities available for
    sale: (1)
      Taxable...............     533,779    32,851    6.15       497,411     34,468     6.93       560,701     38,732    6.90
      Tax-exempt............     111,665     7,465    6.69        89,677      6,418     7.16        84,646      6,123    7.12
   Securities held to
    maturity:
      Taxable...............       7,268       270    3.71        13,536        803     5.93        24,717      1,621    6.47
      Tax-exempt............      37,708     2,128    5.64        24,492      1,726     7.05        23,551      1,765    7.49
   Trading account
    securities..............          --        --      --            --         --       --           646         28    4.33
                              ----------  --------            ----------   --------             ----------   --------
         Total securities...     690,420    42,714    6.19       625,116     43,415     6.95       694,261     48,269    6.96
   Loans: (2)
      Commercial............     330,966    18,885    5.71       278,639     21,896     7.86       278,320     24,923    8.95
      Commercial real
        estate..............     405,686    30,651    7.56       312,402     25,777     8.25       294,167     26,062    8.86
      Residential
        mortgage............     311,607    20,181    6.48       361,225     24,442     6.77       428,545     29,335    6.85
      Consumer..............     328,540    22,945    6.98       257,361     20,856     8.10       246,177     20,687    8.40
      Credit card...........       7,671       828   10.79        24,976      3,793    15.19        42,882      7,554   17.62
                              ----------  --------            ----------   --------             ----------   --------
         Total loans........   1,384,470    93,490    6.75     1,234,603     96,764     7.84     1,290,091    108,561    8.41
                              ----------  --------            ----------   --------             ----------   --------
         Total
           interest-earning
           assets...........   2,111,666   136,789    6.48     1,861,994    140,263     7.53     1,985,332    156,891    7.90
                              ----------  --------   -----    ----------   --------    -----    ----------   --------   -----
   Allowance for loan
    losses..................     (17,077)                        (12,208)                          (11,874)
   Cash and due from
    banks...................      54,498                          44,890                            54,424
   Intangible assets........      37,707                           5,842                             6,853
   Other assets.............     134,838                         121,139                            85,440
                              ----------                      ----------                        ----------
         Total assets.......  $2,321,632                      $2,021,657                        $2,120,175
                              ----------                      ----------                        ----------
                              ----------                      ----------                        ----------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
   NOW accounts.............  $  195,757    1,418     0.72    $  146,349      1,520     1.04    $  143,074      1,870    1.31
   Money market accounts....     109,578    1,353     1.23        76,585      1,321     1.72        83,530      2,240    2.68
   Savings deposits.........     406,851    5,277     1.30       331,697      7,853     2.37       352,584     11,893    3.37
   Time deposits............     669,713   24,643     3.68       640,910     32,497     5.07       697,769     39,590    5.67
                              ---------- --------             ----------   --------             ----------   --------
         Total
           interest-bearing
           deposits.........   1,381,899   32,691     2.37     1,195,541     43,191     3.61     1,276,957     55,593    4.35
   Short-term borrowings....      75,755    1,408     1.86       186,152      9,163     4.92       213,305     13,971    6.55
   Other borrowings.........     327,206   17,869     5.46       203,051     12,721     6.26       228,115     14,823    6.50
                              ----------  --------             ----------   --------             ----------   --------
         Total
           interest-bearing
           liabilities......   1,784,860   51,968     2.91     1,584,744     65,075     4.11     1,718,377     84,387    4.91
                              ----------  --------    -----    ----------   --------   -----     ----------   --------   ----
   Non-interest-bearing
    deposits................     305,002                         256,491                           247,912
   Other liabilities........      32,840                          28,030                            33,389
   Stockholders' equity.....     198,930                         152,392                           120,497
                              ----------                       ----------                        ----------
         Total liabilities
           and stockholders'
           equity...........  $2,321,632                      $2,021,657                        $2,120,175
                              ----------                      ----------                        ----------
                              ----------                      ----------                        ----------
   Net interest spread......                           3.57                             3.42                             2.99
   Effect of net
    non-interest-
    bearing funds...........                          0.45                              0.62                             0.66
                                                     -----                             -----                            -----
NET INTEREST INCOME.........             $ 84,821                          $ 75,188                          $ 72,504
                                         --------                          --------                          --------
                                         --------                          --------                          --------
NET INTEREST MARGIN.........                          4.02%                             4.04%                            3.65%
                                                      -----                            -----                            -----
                                                      -----                            -----                            -----

---------

(1) Securities available for sale are stated at amortized cost.

(2) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material.

    The following table presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the past three years. For purposes of this disclosure, changes that are not solely due to volume or rate have been allocated proportionally to both, based on their relative absolute values.

VOLUME/RATE ANALYSIS (TAX-EQUIVALENT BASIS)

                                           2002 VERSUS 2001                2001 VERSUS 2000
                                     -----------------------------   -----------------------------
                                     DUE TO CHANGE IN:               DUE TO CHANGE IN:
                                     ------------------              ------------------
                                     VOLUME      RATE      TOTAL     VOLUME      RATE      TOTAL
                                     ------      ----      -----     ------      ----      -----
                                                            (IN THOUSANDS)
Interest Income:
    Short-term investments.........  $   811   $   (310)  $    501   $    56   $    (33)  $     23
    Securities:
        Taxable....................    2,015     (4,165)    (2,150)   (5,141)        59     (5,082)
        Tax-exempt.................    2,249       (800)     1,449       429       (173)       256
        Trading account
          securities...............       --         --         --       (28)        --        (28)
                                     -------   --------   --------   -------   --------   --------
            Total securities.......    4,264     (4,965)      (701)   (4,740)      (114)    (4,854)
    Loans..........................   10,114    (13,388)    (3,274)   (4,546)    (7,251)   (11,797)
                                     -------   --------   --------   -------   --------   --------
            Total interest
              income...............   15,189    (18,663)    (3,474)   (9,230)    (7,398)   (16,628)
                                     -------   --------   --------   -------   --------   --------
Interest Expense:
    NOW accounts...................      399       (501)      (102)       42       (392)      (350)
    Money market...................      442       (410)        32      (174)      (745)      (919)
    Savings deposits...............    1,225     (3,801)    (2,576)     (522)    (3,518)    (4,040)
    Time deposits..................    1,143     (8,997)    (7,854)   (3,077)    (4,016)    (7,093)
    Short-term borrowings..........   (3,351)    (4,404)    (7,755)   (1,629)    (3,179)    (4,808)
    Other borrowings...............    6,883     (1,735)     5,148    (1,585)      (517)    (2,102)
                                     -------   --------   --------   -------   --------   --------
            Total interest
              expense..............    6,741    (19,848)   (13,107)   (6,945)   (12,367)   (19,312)
                                     -------   --------   --------   -------   --------   --------
Net interest income................  $ 8,448   $  1,185   $  9,633   $(2,285)  $  4,969   $  2,684
                                     -------   --------   --------   -------   --------   --------
                                     -------   --------   --------   -------   --------   --------

PROVISION FOR LOAN LOSSES

    The provision for loan losses represents Management's estimate of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that is considered adequate in relation to the risk of losses inherent in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

    The loan loss provision amounted to $11.2 million in 2002 representing an $8.4 million increase from the 2001 provision of $2.8 million. The substantial increase in the loan loss provision for 2002 was related primarily to two large credits that were placed on non-accrual in the first and second quarters of 2002.

NON-INTEREST INCOME

    Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below.

                                                                                 2002 OVER/(UNDER) 2001
                                                                                -------------------------
                                                       2002          2001         AMOUNT       PERCENT
                                                       ----          ----         ------       -------
                                                                       (IN THOUSANDS)
Trust income.....................................    $ 5,858       $ 6,742       $  (884)       (13.1)%
Service charges on deposit accounts..............      4,708         3,930           778         19.8
Other service charges, commissions and fees......      3,417         5,075        (1,658)       (32.7)
Net gains from securities transactions...........        394           185           209        113.0
Income on life insurance.........................      3,853         3,126           727         23.3
Dissolution of joint venture.....................      1,171            --         1,171           NM
Gain on disposition of credit card portfolios....        920           542           378         69.7
Other income.....................................      2,736         3,057          (321)       (10.5)
                                                     -------       -------       -------
    Total non-interest income....................    $23,057       $22,657       $   400          1.8 %
                                                     -------       -------       -------
                                                     -------       -------       -------

---------

NM -- Not meaningful.

    Non-interest income amounted to $23.1 million in 2002, an increase of 2% from the $22.7 million earned in 2001. The principal factors affecting this comparison were the impact of the Vista Merger, which added approximately $1.5 million in other income and was largely responsible for the increases in service charges on deposit accounts and in income on life insurance; a $1.2 million recovery from the dissolution of the United Financial Services ('UFS') joint venture in the first quarter of 2002; and a higher gain on the sale of a credit card portfolio in the second quarter of 2002. These favorable factors were partially offset by lower other service charges, commissions and fees and a decrease in trust income. The decline in other service charges, commissions and fees was primarily related to lower credit card fees resulting from the sale of these portfolios in 2001 and 2002, while the decrease in trust income was due to lower asset values under administration resulting from stock market conditions.

NON-INTEREST EXPENSE

    The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses:

                                                                                 2002 OVER/(UNDER) 2001
                                                                                -------------------------
                                                       2002          2001         AMOUNT       PERCENT
                                                       ----          ----         ------       -------
                                                                       (IN THOUSANDS)
    Salaries, wages and employee benefits........    $32,738       $25,334       $ 7,404         29.2 %
    Occupancy expense, net.......................      6,404         5,775           629         10.9
    Furniture and equipment expense..............      5,018         4,204           814         19.4
    Data processing expense......................      4,825         6,591        (1,766)       (26.8)
    Amortization of intangible assets............      2,311         1,458           853         58.5
    Merger-related and restructuring charges.....      1,847           792         1,055        133.2
    Other Expenses:
        Legal and other professional service
          expense................................      3,751         2,486         1,265         50.9
        Marketing and shareholder
          communications expense.................      3,084         2,608           476         18.3
        Telecommunication expense................      1,560         1,193           367         30.8
        Loan origination/collection expense......      1,099           542           557        102.8
        Credit card expense......................        628         2,080        (1,452)       (69.8)
        All other................................      5,474         4,844           630         13.0
                                                     -------       -------       -------
            Total other expenses.................     15,596        13,753         1,843         13.4
                                                     -------       -------       -------
            Total non-interest expense...........    $68,739       $57,907       $10,832         18.7 %
                                                     -------       -------       -------
                                                     -------       -------       -------

    Non-interest expense increased 19% to $68.7 million in 2002 over the $57.9 million incurred in 2001. A major factor in the overall expense increase was the inclusion of approximately $4.5 million in non-interest expenses resulting from the Vista Merger, which contributed to the growth in salary, occupancy, furniture and equipment, marketing and telecommunication expenses. An increase in merger-related and restructuring charges, pension plan and healthcare expenses, legal and other professional service fees, and intangible asset amortization related to the Vista Merger were also principal factors contributing to the growth in expenses. Partly offsetting these expense increases were declines in data processing expense related to the in-house processing of checks and lower credit card expense resulting from the sale of this portfolio.

    The Company adopted the fair value based method to recognize compensation expense on all of its outstanding stock option awards in the fourth quarter of 2002, in accordance with the provisions of Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation,' as amended by SFAS No. 148, which permits retroactive restatement. Accordingly, the Company increased its employee benefit expense in its current and prior periods. The impact on net income per diluted share was $(0.02) for each year in the three-year period ended December 31, 2002.

INCOME TAXES

    The provision for income taxes amounted to $3.7 million in 2002, down $5.8 million or 61% from the $9.5 million incurred in 2001. The decline in the income tax provision in 2002 from 2001 was due to a 29% decrease in income before provision for income taxes and a lower effective tax rate. The effective tax rate was 15% for 2002 and 28% for 2001. The decline in the effective tax rate for 2002 versus 2001 was largely due to an increase in the proportion of tax-exempt income to income before provision for income taxes. For further information regarding the provision for income taxes, see 'Note 13 -- Income Taxes' on pages 56-57 of this Report.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

EARNINGS SUMMARY

    Net income for 2001 was $24.8 million, largely unchanged from the $24.7 million earned in 2000. Diluted net income per share was $1.62 in 2001 compared to $1.59 reported in 2000. The Company's operating income for 2001, defined as net income excluding the effect of one-time charges, net of taxes, was $25.2 million, or $1.65 per diluted share. Net income for 2001 included a non-recurring, after-tax charge of $0.5 million, or $0.03 per diluted share, related to the conversion of United National Bank to a state chartered bank and its name change to UnitedTrust Bank. On an operating basis, income per diluted share increased 4% to $1.65 from the $1.59 reported in 2000.

    In 2001, the return on average assets was 1.22% compared to 1.16% in 2000. The return on average stockholders' equity was 16.25% in 2001 versus 20.48% in 2000. In addition, the efficiency ratio improved to 57.34% for 2001 from 58.60% in 2000. The decrease in the efficiency ratio from 2000 to 2001 was due primarily to an increase in net interest income.

NET INTEREST INCOME

    A summary of net interest income on a tax-equivalent basis for 2001 and 2000 is presented in the following table:

                                                                        2001 OVER/(UNDER) 2000
                                                                        -----------------------
                                                 2001         2000        AMOUNT      PERCENT
                                                 ----         ----        ------      -------
                                                               (IN THOUSANDS)
Interest income.............................   $140,263     $156,891     $(16,628)      (10.6)%
Interest expense............................     65,075       84,387      (19,312)      (22.9)
                                               --------     --------     --------
    Net interest income.....................   $ 75,188     $ 72,504     $  2,684         3.7 %
                                               --------     --------     --------
                                               --------     --------     --------

    For the year ended December 31, 2001, tax-equivalent net interest income grew 4% from the prior year as a result of a 39 basis point widening of the net interest margin, partly offset by lower levels of average interest earning assets, principally loans and securities.

    The net interest margin widened to 4.04% in 2001 from 3.65% in 2000. This 39 basis point improvement resulted primarily from a more rapid decline on rates paid on deposits and borrowings than on earning asset yields. Also contributing to the margin improvement in 2001 was the more rapid recognition of accretion on certain securities purchased at a discount due to prepayments and calls. Partly offsetting the margin expansion in these periods was a reduced contribution from net non-interest bearing funds due to the lower interest rate environment.

    Average interest earning assets declined 6% in 2001 from 2000 as both average loans and securities decreased. Average loans fell $55 million or 4% during 2001 compared to 2000 and resulted from $103 million in planned loan sales made by the Company during 2001 to reposition its balance sheet. These transactions involved the sale of $81 million in residential mortgage loans in the first half of 2001 and $22 million in credit card receivables at June 30, 2001. Average securities declined $69 million or 10% in 2001 from 2000, primarily due to higher than expected principal prepayments received on the existing portfolio, as well as calls on certain Federal agency securities resulting from a declining interest rate environment.

    Average deposits and average core deposits (which exclude time deposits of $100,000 and over) both declined 5% in 2001 from 2000. The 5% decline in average total deposits resulted primarily from a lower level of average time deposits and from a $25 million decrease in average savings deposits, including NOW and money market accounts, of which nearly half was due a decrease in secured credit card deposits resulting from the sale of this business in the second quarter of 2001. Average non-interest bearing deposits increased $9 million or 3% in 2001 from 2000.

NON-INTEREST INCOME

    The major components of non-interest income for the years 2001 and 2000 are presented below.

                                                                2001 OVER/(UNDER) 2000
                                                                ----------------------
                                             2001      2000      AMOUNT      PERCENT
                                             ----      ----      ------      -------
                                                          (IN THOUSANDS)
Trust income..............................  $ 6,742   $ 6,861    $  (119)       (1.7)%
Service charges on deposit accounts.......    3,930     4,056       (126)       (3.1)
Other service charges, commissions and
  fees....................................    5,075     7,600     (2,525)      (33.2)
Net gains from securities transactions....      185     3,904     (3,719)      (95.3)
Income on life insurance..................    3,126     2,403        723        30.1
Gain on disposition of credit card
  portfolio...............................      542        --        542          NM
Other income..............................    3,057     1,778      1,279        71.9
                                            -------   -------    -------
    Total non-interest income.............  $22,657   $26,602    $(3,945)      (14.8)%
                                            -------   -------    -------
                                            -------   -------    -------

---------

NM -- Not meaningful.

    In 2001, total non-interest income amounted to $22.7 million, a decrease of $3.9 million or 15% from 2000. The decline in non-interest income in 2001 was largely due to a $3.7 million decrease in net gains from securities transactions and a $2.5 million reduction in other service charges, commissions and fees, partially offset by a $1.3 million increase in other income, a $723,000 increase in income on life insurance and a $542,000 gain on the disposition of the Company's $22 million secured credit card portfolio at the end of the second quarter of 2001.

    Net gains on securities transactions of $0.2 million were recorded in 2001 compared with $3.9 million in 2000. The 2000 gains resulted from the sale of certain equity securities.

    The decline in other service charges, commissions and fees in 2001 was due primarily to a decrease in fees generated from our credit card area related to the aforementioned sale of credit card receivables.

    The growth in income on life insurance in 2001 from 2000 resulted primarily from additional purchases made in the second half of 2000, while the increase in other income in 2001 from 2000 was primarily due to higher gains recognized from the sale of residential mortgage loans.

NON-INTEREST EXPENSE

    The following table presents an analysis of the major categories of non-interest expenses for the years 2001 and 2000:

                                                                   2001 OVER/(UNDER) 2000
                                                                   ----------------------
                                                2001      2000      AMOUNT      PERCENT
                                                ----      ----      ------      -------
                                                             (IN THOUSANDS)
Salaries, wages and employee benefits........  $25,334   $23,610    $ 1,724         7.3 %
Occupancy expense, net.......................    5,775     5,384        391         7.3
Furniture and equipment expense..............    4,204     4,529       (325)       (7.2)
Data processing expense......................    6,591     7,265       (674)       (9.3)
Amortization of intangible assets............    1,458     1,340        118         8.8
Restructuring charges........................      792        --        792          NM
Other Expenses:
    Legal and other professional service
      expense................................    2,486     2,991       (505)      (16.9)
    Marketing and shareholder
      communications expense.................    2,608     1,712        896        52.3
    Telecommunication expense................    1,193     1,341       (148)      (11.0)
    Loan origination/collection expense......      542       623        (81)      (13.0)
    Credit card expense......................    2,080     2,669       (589)      (22.1)
    All other................................    4,844     5,892     (1,048)      (17.8)
                                               -------   -------    -------
        Total other expenses.................   13,753    15,228     (1,475)       (9.7)
                                               -------   -------    -------
        Total non-interest expense...........  $57,907   $57,356    $   551         1.0 %
                                               -------   -------    -------
                                               -------   -------    -------

---------

NM -- Not meaningful.

    Non-interest expense increased a modest 1% to $57.9 million in 2001 over the $57.4 million recognized in 2000. Included in non-interest expense in 2001 were pretax restructuring charges of $792,000 in connection with the conversion of United National Bank to a state chartered bank and its name change to UnitedTrust Bank. Excluding these charges, non-interest expense in 2001 decreased $241,000 or 0.4% from 2000.

    During 2001, salaries, wages and employee benefits increased $1.7 million or 7% over 2000, reflecting normal salary adjustments, higher incentive compensation related to the elimination of certain accruals in 2000 and increased healthcare expenses, partly offset by a higher pension plan expense credit in 2001. This expense increase was largely offset by lower data processing, furniture and equipment, and credit card expenses related to the aforementioned sale of the Company's secured credit card portfolio in 2001.

INCOME TAXES

    The provision for income taxes was $9.5 million for 2001 unchanged from 2000. The effective tax rate was 28% in both 2001 and 2000. For further information regarding the provision for income taxes, see 'Note 13 -- Income Taxes' on pages 56-57 of this Report.

                               LINES OF BUSINESS

    The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information on a fully tax-equivalent basis for the lines of business is presented in 'Note 18 -- Segment Reporting' on pages 65-68 of this Report.

    Line of business information is based on accounting practices that conform to and support the current management structure, and is not necessarily comparable with similar information for any other financial institution.

    Income before taxes on a fully tax-equivalent basis includes revenues and expenses directly associated with each line, plus allocations of certain indirect revenues and expenses. Centrally provided corporate services and general overhead are allocated in proportion to the contribution of each business line to consolidated pretax income prior to the inclusion of these costs. A matched maturity funds transfer method is employed to assign a cost of funds to the earning assets of each business line, as well as to a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on the historical net charge-off ratio for each line of business.

RETAIL BANKING

    Retail Banking meets the needs of individuals and small businesses. This segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, and lease financing. In addition, this segment includes the branch network. Income before taxes for this segment in 2002, increased $6.0 million from 2001 due to an $11.8 million increase in net interest income and a decrease of $0.8 million in the loan loss provision allocation. This was offset by decreases in non-interest income of $1.7 million and an increase in non-interest expense of $4.9 million. The higher net interest income was primarily related to increased average consumer loans and wider-spread average core deposits when compared to 2001. The decrease in the loan loss provision was due to a reduction related to the sale of the unsecured credit card portfolio in 2002. The decrease in non-interest income was primarily due to the lower credit card fees resulting from the sale of the unsecured credit card portfolio in 2002, while the increase in non-interest expense was mainly due to the Vista transaction. Income before taxes in 2001 declined $7.8 million from 2000 due to a $7.7 million decline in net interest income. The reduction in net interest income was primarily related to a 7% decline in average deposits and narrowed spreads on such deposits after funds credits.

COMMERCIAL BANKING

    Commercial Banking provides term loans, demand secured loans, Small Business Administration ('SBA') financing, floor plan loans and financing for commercial and construction lending and commercial credit to middle-market businesses. It also includes the operations of United Commercial Capital Group, which provides non-traditional real estate and commercial financings. Pretax results in 2002 decreased $14.0 million to a pretax loss of $1.8 million from 2001 primarily due to a $9.2 million increase in the loan loss provision allocation. Of this amount, $3.7 million was related to the Suprema Specialties credit facility and $2.4 million was due to a charge-off of a loan to an insurance premium financing company. The remaining allocation was due to increased loan volume. In addition, net interest income decreased $3.1 million from 2001 due to narrower loan spreads and non-interest expense increased $2.5 million due to the Vista Merger. In 2001, pretax income grew $4.4 million from 2000 due to a $3.3 million increase in net interest income resulting from wider loan spreads after funds charges. A $1.4 million reduction in the loan loss allocation was partially offset by a $0.7 million increase in non-interest expense.

INVESTMENTS

    The Investments segment is comprised of the Company's securities portfolio, which includes U.S. Treasury and Federal Agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities and short-term investments. Pretax income for 2002 increased $2.0 million over 2001 due to a $2.4 million increase in net interest income and a $0.8 million increase in non-interest income, partially offset by a $1.2 million increase in non-interest expense. The increase in net interest income was largely due to a 16% growth in average investment securities. Pretax income for 2001 increased by $2.5 million over 2000 due to a $5.5 million rise in net interest income resulting from higher spreads after funds charges on the securities portfolio and after funds credits on borrowed funds. This was partly offset by a $2.5 million decline in non-interest income resulting from lower investment securities gains.

TRUST AND INVESTMENT SERVICES

    The Trust and Investment Services segment derives revenue in the form of fees generated for the services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. Also included are fees generated from the financial services area, which provides uninsured financial products, including the sale of annuities, insurance and mutual funds. In 2002, income before taxes for this segment decreased $1.8 million from 2001 due to a 10% decline in revenue resulting from a lower market value of trust assets and a 23% increase in expenses, which was primarily due to a higher occupancy expense allocation and increased commissions on alternative investment products. Income before taxes in 2001 declined a modest $0.2 million from 2000.

ALL OTHER

    The All Other segment primarily includes the impact of stockholders' equity and the allowance for loan losses, as well as funds transfer-pricing offsets. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this segment. Income before taxes in 2002 for this segment decreased $1.3 million from 2001 due to a $1.4 million decline in net interest income related to a higher funds credit assigned to non-maturity core deposits in Retail Banking in 2002, partially offset by prepayment penalty income. Non-interest expense increased $1.2 million due primarily to $1.8 million in integration expenses relating to the Vista Merger. These unfavorable factors were partially offset by an increase in non-interest income of $1.3 million due to a $1.2 million recovery from the dissolution of the UFS joint venture. Income before taxes in 2001 increased $1.3 million from 2000 primarily due to a $1.6 increase in funds transfer-pricing mismatch profits and a reduction in non-interest expense of $0.4 million. These favorable variances were offset in part by a decline in non-interest income of $0.8 million.

    The following table shows the percentage contribution of the various lines of business to consolidated income before taxes on a fully tax-equivalent basis:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Retail banking..............................................   57.0%   26.8%   48.0%
Commercial banking..........................................   (6.4)   32.8    21.2
Investments.................................................   30.3    17.6    10.9
Trust and investment services...............................    4.3     8.2     8.6
All other...................................................   14.8    14.6    11.3
                                                              -----   -----   -----
    Total consolidated......................................  100.0%  100.0%  100.0%
                                                              -----   -----   -----
                                                              -----   -----   -----

                              FINANCIAL CONDITION

LOAN PORTFOLIO

    At December 31, 2002, total loans increased 35% from year-end 2001, primarily attributable to the effect of the Vista Merger. At the end of the second quarter of 2002, the Company sold the remainder of its credit card portfolio, which totaled $22 million at the time of the sale. A high level of loan prepayments during 2002 that resulted from the low-interest rate environment served to limit the growth of the loan portfolio, particularly in the commercial, consumer and residential mortgage loan portfolios. Total loans declined 4% from December 31, 2000 to December 31, 2001 as the result of $103 million in planned loan sales made by the Company during 2001 to reposition its balance sheet. These transactions involved the sale of $81 million in residential mortgage loans in the first half of 2001 and $22 million in credit card receivables at June 30, 2001. Excluding these sales, total loans grew 4% during 2001. An analysis of loans outstanding, net of unearned income, is presented in the following table:

                                                               DECEMBER 31,
                                      --------------------------------------------------------------
                                         2002         2001         2000         1999         1998
                                         ----         ----         ----         ----         ----
                                                              (IN THOUSANDS)
      Commercial mortgage...........  $  399,826   $  284,289   $  258,979   $  334,326   $  204,183
      Residential mortgage..........     447,940      277,734      406,512      385,687      407,171
      Construction..................      81,808       68,838       48,818       55,450       40,360
      Commercial....................     339,635      312,491      271,761      233,736      218,795
      Consumer......................     395,860      276,531      257,548      208,547      148,255
      Retail credit card............          --       16,042       43,799       43,597       38,317
                                      ----------   ----------   ----------   ----------   ----------
          Total.....................  $1,665,069   $1,235,925   $1,287,417   $1,261,343   $1,057,081
                                      ----------   ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------   ----------

    A significant portion of the Company's loan portfolio (including commercial and consumer loans) is secured by real estate assets. Substantially all of the Company's loans are to customers located within New Jersey. Accordingly, the Company is subject to deterioration of credit quality within its loan portfolio in the event that the New Jersey economy in general and/or the real estate market in New Jersey weakens. The Company has not engaged in international lending and, at year-end 2002, had four Shared National Credits totaling $28.5 million. The Company strives to maintain a balanced loan portfolio with each of the four major segments of the portfolio approximating a quarter of the total portfolio. At December 31, 2002, commercial real estate loans (consisting of construction and commercial mortgage loans) were 29% of total loans, residential mortgage loans were 27% of total loans, consumer loans, including lease financing, were 24% of total loans, and commercial loans were 20% of total loans.

    Although the Bank has a legal lending limit to any one borrower of $34 million, it is the policy of the Bank to limit total credit exposure (i.e., both outstanding loans and unused loan commitments) to any single lending relationship to $15 million, or approximately 43% of the Bank's legal lending limit. The Executive Committee of the Board of Directors of the Bank has authorized seven exceptions to this policy, which aggregated $144 million at year-end 2002. At that date, the Company had 52 relationships with total credit exposure in excess of $5 million. The total of such credit exposure was approximately $543 million, or 29% of total loans and total unused loan commitments.

    The average recorded balances of impaired loans during 2002, 2001 and 2000 were $1.4 million, $0.6 million and $0.5 million, respectively. For additional discussion on impaired loans, see 'Asset Quality' below.

    The Company will continue to compete for what it believes are quality loans in those sectors of the business community where such loans are most prevalent.

ASSET QUALITY

    Lending policies are formulated by the Company's Senior Lending Officer and reviewed and approved by the Board of Directors of the Company and the Bank. Loan approval requirements are dictated by the policies for the respective loan areas of the Bank, which are based on, but not limited to, reputation of the customer, collateral securing the loan, capital, ability to repay, and current economic conditions. Individual approval limits for each of the Bank's loan officers are reviewed and reset from time to time. Authority for approval of credits between $1 million and $5 million, is retained by the Bank's Management Loan Committee, consisting of the Bank's Chief Executive Officer, President, Chief Operating Officer and Senior Lending Officer, Executive Vice President Commercial and Consumer Lending, Executive Vice President Real Estate Lending and the Senior Credit Officer, as appropriate. Credit extensions exceeding $5 million must be approved by both the Management Loan Committee and by the Executive Committee of the Board of Directors of the Bank.

    The Bank maintains a risk rating system for all commercial, construction and commercial real estate loans. Each of these loans is evaluated and given a rating upon origination. Loan officers are required to identify potentially deteriorating loan situations through a self-reporting system. Subsequently, these loans are monitored on a regular basis by the Bank's Credit Quality Committee and rating revisions may be made. Additionally, the Bank's independent loan review consultant reviews substantially all credits that are rated special mention or worse. Each month, the Bank's lending staff reviews delinquent loans for all loan portfolios with the Credit Quality Committee of the Bank, consisting of the same management group as the Bank's Management Loan Committee as well as other lending department heads, and the Executive Committee of the Board of Directors of the Bank. These processes allow for implementation of a strategy to react in the early stage of a potential credit concern.

    The Company's independent loan review function is an integral part of its overall loan administration. The Bank has engaged an independent consultant to perform the loan review function. The independent consultant is responsible for the evaluation of credit extensions with respect to quality, documentation and risk criteria. The consultant's direct reporting line to the Audit Committee of the Board of Directors of the Bank is intended to maintain its independence and to provide assurance that troubled loan situations will be identified and proper procedures followed to establish corrective measures. The loan review and the self-reporting and risk rating systems are designed to provide the Company with an early warning mechanism to detect loans to customers with deteriorating financial conditions or loans that may represent potentially troubled situations. In addition, the Company's internal audit department reviews loan documentation and collateral as part of its regular audit procedures.

NON-PERFORMING ASSETS

    The Company defines non-performing assets as non-accrual loans, impaired loans, loans past due 90 days or more and still accruing, other real estate owned and other assets owned. At December 31, 2002, non-performing assets totaled $16.3 million or 0.57% of total assets, up from the $6.6 million or 0.34% of total assets at December 31, 2001.

    Non-performing loans at December 31, 2002 were $15.7 million or 0.95% of total loans, compared to $6.4 million or 0.52% of total loans at December 31, 2001. The $9.3 million increase from 2001 resulted primarily from the impact of the Vista Merger and a rise in non-performing lease financings, which is included in the consumer loan portfolio.

    At December 31, 2002, the Company's holdings in other real estate owned amounted to $570,000 compared to $127,000 at December 31, 2001. Foreclosures will continue to result in assets migrating from non-performing loans to other real estate owned. It is the Company's intent to actively negotiate and dispose of these properties at fair market values which are considered reasonable under the circumstances. In 2002, the Company recognized $98,000 in net costs relating to these properties compared to $29,000 in net recoveries 2001. Other assets owned amounted to $30,000 at year-end, a decrease of $34,000 from 2001.

    The level of non-performing assets and certain related ratios over the past five years are set forth in the following table:

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                                                      2002      2001     2000     1999     1998
                                                      ----      ----     ----     ----     ----
                                                                   (IN THOUSANDS)
Non-accrual loans (1):
    Commercial.....................................  $ 3,804   $  838   $  713   $  490   $  877
    Real estate:
        Commercial.................................    1,610      494    3,995    2,407    4,289
        Residential................................    2,189      814      313      226    1,087
        Construction...............................       --       --       --      849      530
    Consumer.......................................    6,426    2,227      598      410      498
                                                     -------   ------   ------   ------   ------
        Total non-accrual loans....................   14,029    4,373    5,619    4,382    7,281
                                                     -------   ------   ------   ------   ------

Loans past due 90 days or more (2):
    Commercial.....................................      184       --       81    1,273       25
    Real estate:
        Commercial.................................      297      580       --      892      385
        Residential................................      929    1,096      686    1,291      544
    Consumer.......................................      310      388      351      276      335
                                                     -------   ------   ------   ------   ------
        Total loans past due 90 days or more.......    1,720    2,064    1,118    3,732    1,289
                                                     -------   ------   ------   ------   ------
        Total non-performing loans.................   15,749    6,437    6,737    8,114    8,570

Other real estate owned (OREO) (3).................      570      127      165       56      507
Other assets owned (OAO) (4).......................       30       64       28       53       51
                                                     -------   ------   ------   ------   ------
        Total non-performing assets................  $16,349   $6,628   $6,930   $8,223   $9,128
                                                     -------   ------   ------   ------   ------
                                                     -------   ------   ------   ------   ------
Troubled debt restructurings.......................  $    12   $   --   $   14   $   28   $   42
                                                     -------   ------   ------   ------   ------
                                                     -------   ------   ------   ------   ------

Non-performing loans as a % of:
    Loans..........................................     0.95%    0.52%    0.52%    0.64%    0.81%
    Total assets...................................     0.55     0.33     0.32     0.39     0.45

Non-performing assets as a % of:
    Loans, OREO and OAO............................     0.98     0.54     0.54     0.65     0.86
    Total assets...................................     0.57     0.34     0.33     0.39     0.48

---------

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

LOAN LOSS EXPERIENCE

    The following table presents an analysis of the allowance for loan losses, including charge-offs and recoveries by loan category, for the last five years.

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                         2002         2001         2000         1999        1998
                                         ----         ----         ----         ----        ----
                                                             (IN THOUSANDS)
Average loans.......................  $1,384,470   $1,234,603   $1,290,091   $1,138,080   $979,872
                                      ----------   ----------   ----------   ----------   --------
                                      ----------   ----------   ----------   ----------   --------
Allowance for loan losses:
Beginning balance...................  $   12,478   $   12,419   $   10,386   $   11,174   $ 11,739

Charge-offs:
    Commercial......................      (6,843)        (378)        (102)      (1,291)      (251)
    Commercial real estate..........        (237)        (100)        (333)         (10)    (1,153)
    Consumer........................      (2,905)      (3,292)      (3,310)      (3,486)    (3,830)
                                      ----------   ----------   ----------   ----------   --------
        Total charge-offs...........      (9,985)      (3,770)      (3,745)      (4,787)    (5,234)
                                      ----------   ----------   ----------   ----------   --------
Recoveries:
    Commercial......................          91          183          223           74          9
    Commercial real estate..........          --           --           --           20        267
    Consumer........................         549          885          825          873        949
                                      ----------   ----------   ----------   ----------   --------
        Total recoveries............         640        1,068        1,048          967      1,225
                                      ----------   ----------   ----------   ----------   --------
Net charge-offs.....................      (9,345)      (2,702)      (2,697)      (3,820)    (4,009)
Provision for loan losses...........      11,150        2,761        4,730        3,825      3,444
Addition related to Vista Merger....       6,124           --           --           --         --
Reduction related to loan sale......          --           --           --         (793)        --
                                      ----------   ----------   ----------   ----------   --------
Ending balance......................  $   20,407   $   12,478   $   12,419   $   10,386   $ 11,174
                                      ----------   ----------   ----------   ----------   --------
                                      ----------   ----------   ----------   ----------   --------
Net charge-offs as a % of
    average loans...................        0.67%        0.22%        0.21%        0.34%      0.41%
Allowance for loan losses as a % of:
    Loans...........................        1.23         1.01         0.96         0.82       1.06
    Non-performing loans............      129.58       193.85       184.34       128.00     130.39

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses has been allocated according to the amount deemed appropriate to provide for the possibility of losses within the categories of loans set forth in the table below. The amount of such components of the allowance at year-end for the past five years and the ratio of the related loan balances outstanding to total loans are as follows:

                                                                     DECEMBER 31,
                           -------------------------------------------------------------------------------------------------
                                    2002                     2001                     2000                     1999
                           ----------------------   ----------------------   ----------------------   ----------------------
                                          % OF                     % OF                     % OF                     % OF
                             AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS
                               OF       TO TOTAL        OF       TO TOTAL        OF       TO TOTAL        OF       TO TOTAL
                           ALLOWANCE      LOANS     ALLOWANCE      LOANS     ALLOWANCE      LOANS     ALLOWANCE      LOANS
                           ---------      -----     ---------      -----     ---------      -----     ---------      -----
                                                                    (IN THOUSANDS)
Commercial mortgage......   $ 1,358         24%      $ 1,746         23%      $   883         20%      $   582         27%
Residential mortgage.....     1,827         27         1,072         22         1,084         32         1,082         31
Construction.............       370          5           254          6           266          4           224          4
Commercial...............     7,654         20         4,076         25         4,227         21         3,432         18
Consumer.................     8,883         24         3,793         23         3,421         20         3,246         17
Retail credit card.......        --         --         1,124          1         1,893          3         1,673          3
Unallocated..............       315         --           413         --           645         --           147         --
                            -------        ---       -------        ---       -------        ---       -------        ---
   Total.................   $20,407        100%      $12,478        100%      $12,419        100%      $10,386        100%
                            -------        ---       -------        ---       -------        ---       -------        ---
                            -------        ---       -------        ---       -------        ---       -------        ---

                                DECEMBER 31,
                           ----------------------
                                    1998
                           ----------------------
                                          % OF
                             AMOUNT       LOANS
                               OF       TO TOTAL
                           ALLOWANCE      LOANS
                           ---------      -----
                               (IN THOUSANDS)
Commercial mortgage......   $ 2,367         19%
Residential mortgage.....     2,185         38
Construction.............       510          4
Commercial...............     2,198         21
Consumer.................     2,550         14
Retail credit card.......     1,317          4
Unallocated..............        47         --
                            -------        ---
   Total.................   $11,174        100%
                            -------        ---
                            -------        ---

ASSET/LIABILITY MANAGEMENT

    The Company's asset/liability management activities are intended to ensure adequate liquidity and to protect net interest revenue from the effect of adverse movements in the level of interest rates and the shape of the interest rate yield curve. The Asset/Liability Management Committee (the 'ALCO') is responsible for monitoring the Company's liquidity and interest rate risk positions. The ALCO meets regularly to assess the Company's current and prospective risk exposure and to establish strategies to achieve net interest margin objectives. Both on-balance sheet and off-balance sheet (e.g., interest rate swap agreements) techniques are used to implement ALCO strategies.

INTEREST SENSITIVITY

    The table below presents the Company's interest rate sensitivity position at December 31, 2002:

                                                                                AFTER
                                                                              1 YEAR AND
                                                    WITHIN       WITHIN      NON-INTEREST
                                        WITHIN 3    3 TO 6    6 MONTHS TO     SENSITIVE
                                         MONTHS     MONTHS       1 YEAR        BALANCES       TOTAL
                                         ------     ------       ------        --------       -----
                                                                (IN THOUSANDS)
Earning Assets:
    Short-term investments............  $ 40,826   $     --     $     --      $       --    $   40,826
    Securities available for sale.....   186,060    106,553      114,920         420,443       827,976
    Securities held to maturity.......     9,464      8,897        7,483          19,416        45,260
    Loans.............................   689,441     81,420      136,305         757,903     1,665,069
                                        --------   --------     --------      ----------    ----------
        Total earning assets..........   925,791    196,870      258,708       1,197,762     2,579,131
                                        --------   --------     --------      ----------    ----------
Supporting Funds:
    Demand deposits...................    11,906     11,906       23,813         314,191       361,816
    Savings deposits..................   180,013     20,013       40,027         698,135       938,188
    Time deposits.....................   246,318    178,877      236,153         192,056       853,404
    Short-term borrowings.............    38,787         --           --              --        38,787
    Other borrowings..................    59,337     67,367        4,826         245,035       376,565
                                        --------   --------     --------      ----------    ----------
        Total supporting funds........   536,361    278,163      304,819       1,449,417     2,568,760
                                        --------   --------     --------      ----------    ----------
    Sensitivity gap...................  $389,430   $(81,293)    $(46,111)     $ (251,655)   $   10,371
                                        --------   --------     --------      ----------    ----------
                                        --------   --------     --------      ----------    ----------
    Cumulative sensitivity gap........  $389,430   $308,137     $262,026      $   10,371
                                        --------   --------     --------      ----------
                                        --------   --------     --------      ----------
    Cumulative sensitivity gap as a %
      of total rate sensitive
      assets..........................      15.1%      12.0%        10.2%            0.4%

    Interest rate sensitivity is a measure of the relationship between earning assets and supporting funds which tend to be 'sensitive' to changes in interest rates during comparable time periods. The ALCO is charged with managing the Company's rate sensitivity to attempt to optimize net interest income, while maintaining an asset/liability mix which balances liquidity needs and interest rate risk. Interest rate risk occurs when an asset matures, or its interest rate changes, during a time period different from that of the supporting liability and vice versa. The ALCO analyzes the repricing characteristics of assets and supporting funds in evaluating its exposure to interest rate risk. Simulation models are employed to measure the dynamics of future cash flows, balance sheet changes and the impact on revenue of diverse interest rate scenarios. The process begins with a static analysis of the current interest rate sensitivity mismatches (i.e., gaps) as presented in the preceding table. The sensitivity gap quantifies the repricing mismatch between assets and supporting funds over various time intervals. The cumulative gap position as a percentage of total rate sensitive assets provides a relative measure of a company's current interest rate risk exposure.

    ALCO monitors and manages interest rate sensitivity through simulation and market value of equity analyses in order to avoid adverse earnings fluctuations due to interest rate changes. The Company's simulation model includes certain management assumptions based upon past experience and the expected behavior of customers during various interest rate scenarios. The assumptions include principal prepayments for various loan and security products and classifying the non-maturity deposit balances by degree of interest rate sensitivity. As of December 31, 2002, utilizing the above assumptions results in a cumulative interest-sensitive assets to interest-sensitive liabilities of 1.7x and 1.2x for the three-month and twelve-month intervals, respectively.

    However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's simulation model does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

    Management believes that the simulation of net interest income in different interest rate environments provides a more meaningful and dynamic measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but the probability that such would occur. Income simulation also permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

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

    Mortgage loans and mortgage-backed securities are projected to prepay between 6% and 45% on an annualized basis. Mortgage-backed securities, Federal agency securities and other borrowings with call options, which the Company believed would be called, were reported at the earlier of the next call date or contractual maturity date. Non-maturity deposits of savings, money market, interest-bearing transaction, and demand deposit accounts were reported with an average duration of 4.2 years.

    Currently, the Company's earnings simulation model employs a 400 basis point differential in rates (i.e., the difference between a rising rate projection and a declining rate projection) during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year and over a two-year timeframe.

    Based on the results of the income simulation model at December 31, 2002, the Company would expect an increase of approximately $0.3 million in annual net interest income if interest rates were to rise 300 basis points gradually over a twelve-month horizon compared to a flat interest rate scenario, while it would expect a decrease of approximately $2.5 million in annual net interest income if interest rates were to decline 100 basis points gradually over a twelve-month horizon compared to a flat interest rate scenario.

    In light of significant changes occurring in market interest rates, the Company will continue to evaluate its sensitivity to interest rates.

LIQUIDITY AND FUNDING

    Liquidity management involves the Company's ability to maintain prudent amounts of liquid assets in its portfolio in order to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Current and future liquidity needs are reviewed by ALCO to determine the appropriate asset/liability mix.

    The ALCO analysis includes an examination of the maturity and potential volatility characteristics of the Company's liabilities. Funding sources available to the Company include retail and commercial deposits, purchased liabilities and stockholders' equity. During 2002, the Company was able to reduce its reliance on short-term borrowings or other 'purchased' funds to satisfy liquidity requirements through the growth in core deposits and the impact of the Vista Merger. Consequently, the sum of average time deposits of $100,000 and over and average short-term borrowings was $233 million or only 10% of average total assets at December 31, 2002.

    A maturity distribution of the Company's certificates of deposit in denominations of $100,000 and over at December 31, 2002 is presented in the following table:

                                                               DECEMBER 31,
                                                                   2002
                                                                   ----
                                                              (IN THOUSANDS)
Three months or less........................................     $ 60,461
Over three through six months...............................       32,466
Over six through twelve months..............................       47,908
Over twelve months..........................................       29,938
                                                                 --------
    Total certificates of deposit of $100,000 and over......     $170,773
                                                                 --------
                                                                 --------

    The following table sets forth certain information regarding the Company's short-term borrowed funds at or for the years ended December 31:

                                                                2002          2001
                                                                ----          ----
                                                                   (IN THOUSANDS)
Securities Sold Under Agreements to Repurchase:
    Average balance outstanding.............................  $ 12,060      $ 94,600
    Weighted average interest rate..........................      2.34%         5.32%
    Highest month-end balance...............................  $ 52,396      $163,807

Borrowed Funds:
    Average balance outstanding.............................  $ 20,869      $  2,212
    Weighted average interest rate..........................      1.54%         3.78%
    Highest month-end balance...............................  $ 47,979      $ 34,194

Federal Home Loan Bank Advances:
    Average balance outstanding.............................  $ 42,826      $ 89,340
    Weighted average interest rate..........................      1.89%         4.71%
    Highest month-end balance...............................  $101,200      $158,500

    Additionally, asset liquidity is provided by short-term investments and the marketability of securities available for sale. Short-term investments averaged $37 million in 2002 and amounted to $41 million at year-end 2002, while securities available for sale at market value averaged $655 million in 2002 and amounted to $828 million at December 31, 2002.

    The Company's investment policies include standards regarding credit quality, maturity parameters, permissible investment categories and diversification. At December 31, 2002, the majority of the debt securities in the Company's investment and available for sale portfolios were investment grade and 91% were in the categories of U.S. Treasury, Federal Agency and 'AAA' rated securities.

    The Company intends to hold its investment securities for the foreseeable future. However, the level and composition of the portfolio may change as a result of maturities and purchases undertaken as part of the asset/liability management process. Unexpected changes in the financial environment are likely to affect the Company's interest rate risk, liquidity position and the potential return on the portfolio. Additionally, the Company may also purchase and sell those securities that are available for sale in order to address these changes. Overall balance sheet size and capital adequacy are considered in determining the appropriate level for the portfolio. When economic factors cause changes in the balance sheet or when the Company reassesses its interest rate risk, liquidity or capital position, strategic changes may be made in both the securities held to maturity and securities available for sale portfolios based on opportunities to enhance the ongoing total return of the balance sheet.

    The following table sets forth the market value of securities available for sale at year-end 2002, 2001 and 2000.

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                              ----       ----       ----
                                                                    (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities..............................  $  3,174   $  2,065   $     --
    Federal agency obligations............................    13,561     15,646     92,544
    State and municipal securities........................   134,629     96,502     85,162
    Mortgage-backed securities............................   546,733    331,279    365,499
    Corporate debt securities.............................   106,603     42,424     41,211
                                                            --------   --------   --------
        Total debt securities.............................   804,700    487,916    584,416
                                                            --------   --------   --------
Equity Securities:
    Marketable equity securities..........................     4,259     13,961      3,329
    Federal Reserve Bank and Federal Home Loan
      Bank stock..........................................    19,017     18,116     20,643
                                                            --------   --------   --------
        Total equity securities...........................    23,276     32,077     23,972
                                                            --------   --------   --------
            Total securities available for sale...........  $827,976   $519,993   $608,388
                                                            --------   --------   --------
                                                            --------   --------   --------

    The following table sets forth the amortized costs of securities held to maturity at year-end 2002, 2001 and 2000.

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                              ----       ----       ----
                                                                    (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities..............................  $  3,048   $    996   $  3,000
    Federal agency obligations............................        --         --     19,927
    State and municipal securities........................    39,134     30,579     21,464
    Mortgage-backed securities............................       831      5,856      1,901
    Corporate debt securities.............................     1,997         --         --
    Foreign government securities.........................       250        225        200
                                                            --------   --------   --------
        Total securities held to maturity.................  $ 45,260   $ 37,656   $ 46,492
                                                            --------   --------   --------
                                                            --------   --------   --------

    Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates, assuming prepayments, of one year or less, which totaled $411.0 million at year-end 2002. Included within this figure are marketable equity securities amounting to $4.3 million. Debt securities consist primarily of U.S. Treasury securities, Federal agency obligations, mortgage-backed securities, state and municipal securities and corporate debt securities. All securities held by the Company are believed to be readily marketable. As of December 31, 2002, debt securities scheduled to mature within one year based upon estimated cash flows, amounted to $406.7 million and represented 48% of the total debt securities portfolio. Approximately 76% of the entire debt portfolio is scheduled to mature within five years, based upon estimated cash flows. There was no security issue held which represented more than 10% of the Company's stockholders' equity. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

    The contractual maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a tax-equivalent basis (assuming a 35% Federal income tax rate), of the Company's securities held to maturity and securities available for sale portfolios (at amortized cost) at December 31, 2002, excluding equity securities, were as follows:

                                                   AFTER 1 YEAR   AFTER 5 YEARS
                                         WITHIN     BUT WITHIN     BUT WITHIN      AFTER
                                         1 YEAR      5 YEARS        10 YEARS      10 YEARS    TOTAL
                                         ------      -------        --------      --------    -----
                                                                (IN THOUSANDS)
Securities Held to Maturity
    U.S. Treasury securities:
        Amortized cost.................  $ 2,050     $   998        $     --      $     --   $  3,048
        Weighted average yield.........     5.61%       4.93%             --%           --%      5.38%
    State and municipal securities:
        Amortized cost.................   18,421       4,794           2,503        13,416     39,134
        Weighted average yield.........     2.08%       4.60%           4.56%         4.92%      3.52%
    Mortgage-backed securities:
        Amortized cost.................       --          --              --           831        831
        Weighted average yield.........       --%         --%             --%         5.84%      5.84%
    Corporate debt securities:
        Amortized cost.................    1,997          --              --            --      1,997
        Weighted average yield.........     5.80%         --%             --%           --%      5.80%
    Foreign government securities:
        Amortized cost.................       50         200              --            --        250
                                         -------     -------        --------      --------   --------
        Weighted average yield.........     5.16%       6.55%             --%           --%      6.27%
    Total securities held to maturity:
        Amortized cost.................  $22,518     $ 5,992        $  2,503      $ 14,247   $ 45,260
                                         -------     -------        --------      --------   --------
                                         -------     -------        --------      --------   --------
        Weighted average yield.........     2.73%       4.72%           4.56%         4.98%      3.80%
                                         -------     -------        --------      --------   --------
                                         -------     -------        --------      --------   --------

Securities Available for Sale
    U.S. Treasury securities:
        Amortized cost.................  $    --     $ 3,073        $     --      $     --   $  3,073
        Weighted average yield.........       --%       5.17%             --%           --%      5.17%
    Federal agency obligations:
        Amortized cost.................    1,400      12,094              --            --     13,494
        Weighted average yield.........     5.66%       3.22%             --%           --%      3.47%
    State and municipal securities:
        Amortized cost.................    7,440      19,203          54,341        48,577    129,561
        Weighted average yield.........     2.39%       3.42%           4.54%         4.90%      4.38%
    Mortgage-backed securities:
        Amortized cost.................      524         771          49,768       485,000    536,063
        Weighted average yield.........     4.01%       5.00%           4.39%         5.74%      5.61%
    Corporate debt securities:
        Amortized cost.................       --      16,285           3,905        85,975    106,165
                                         -------     -------        --------      --------   --------
        Weighted average yield.........       --%       7.73%           6.77%         5.80%      6.13%
    Total securities available for
      sale:
        Amortized cost.................  $ 9,364     $51,426        $108,014      $619,552   $788,356
                                         -------     -------        --------      --------   --------
                                         -------     -------        --------      --------   --------
        Weighted average yield.........     2.97%       4.89%           4.55%         5.69%      5.44%
                                         -------     -------        --------      --------   --------
                                         -------     -------        --------      --------   --------

    Another important aspect of a bank's liquidity management involves the maturity characteristics of its loan portfolio. At the end of 2002, total consumer and real estate mortgage loans accounted for 80% of the Company's loan portfolio. The scheduled and expected maturities of such loans are typically of a long-term nature with periodic principal repayments required. An analysis of the remaining portion of the Company's loan portfolio is as follows:

                                                       AFTER 1 YEAR
                                             WITHIN     BUT WITHIN     AFTER
                                             1 YEAR      5 YEARS      5 YEARS     TOTAL
                                             ------      -------      -------     -----
                                                           (IN THOUSANDS)
Commercial loans..........................  $256,050     $ 54,659     $ 28,926   $339,635
Construction loans........................    81,808           --           --     81,808
Commercial mortgage loans.................   246,929       76,309       76,588    399,826
                                            --------     --------     --------   --------
        Total.............................  $584,787     $130,968     $105,514   $821,269
                                            --------     --------     --------   --------
                                            --------     --------     --------   --------
Amount of loans based upon:
    Fixed interest rates..................               $ 88,056     $ 61,838
    Variable interest rates...............                 42,912       43,676
                                                         --------     --------
        Total.............................               $130,968     $105,514
                                                         --------     --------
                                                         --------     --------

    The Bank is a member of the FHLB, which provides it with an additional source of liquidity, as well as enhancing its match-funding capabilities. At year-end 2002, the Bank had borrowed $220 million from the FHLB to match-fund certain of its loans and for other asset/liability management purposes.

    Balance sheet projections are also employed by the ALCO to assess the effect that future cash flows and potential balance sheet changes would have on the Company's and the Bank's liquidity needs.

CAPITAL ADEQUACY

    The Company strives to maintain a strong capital position. Capital adequacy is monitored in relation to the size, composition and quality of its asset base and with consideration given to regulatory guidelines and requirements, as well as industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and provide for favorable access to the capital markets.

    At December 31, 2002, total stockholders' equity was $265 million, an increase of $108 million or 69% from year-end 2001. The primary reason for the increase was the $110 million in Common Stock issued in conjunction with the Vista Merger. During 2002, the Company generated net retained earnings of $7 million and recognized $10 million in net unrealized gains on securities available for sale, net of tax. These increases in 2002 were offset by a $14 million reduction resulting from the Company's purchase under its stock repurchase program of 606,000 Treasury shares at an average price of $22.65 per share and the recognition of a minimum pension liability that reduced comprehensive income by $6 million after taxes. As detailed in 'Note 12 -- Capital Requirements' on page 55 of this Report, the Company and the Bank currently exceed all minimum capital requirements.

COMMON STOCK AND DIVIDENDS

    The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Stock Market. The market price of its common shares declined during the first seven months of 2002 reaching a low of $18.00 early in the third quarter. The market price of the Company's common shares recovered steadily over the remainder of the year reaching a high of $23.75 in December. The Company's Common Stock price was $23.05 at December 31, 2002 compared to $24.01 at the end of 2001. As a result of the Vista Merger, book value per common share increased 32% during 2002 and amounted to $13.93 per share at year-end 2002. This resulted in the Company's per share market price to book value falling to 165% from 228% at the end of 2001.

    The Company has paid cash dividends for 58 consecutive quarters since it commenced operations in 1988. While the Company presently expects to continue to pay dividends, no assurance can be given that dividends will be paid in the future since the declaration and payment of such dividends will be based on a number of factors considered by the Board of Directors, including current and prospective earnings, anticipated asset growth, the Company's capital position and the economic outlook. Future dividends will also depend on, among other things, the earnings and financial condition of the Bank, its need for funds and applicable governmental policies and regulations. Any deferral of payments due to the trust preferred securities would prevent the Company from paying dividends until the deferred amounts are paid.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information pertaining to this item can be found in section 'Asset/Liability Management' of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following audited consolidated financial statements and related documents are presented herein on the following pages:

Independent Auditors' Report................................         34
United National Bancorp and Subsidiaries:
  Consolidated Balance Sheets...............................         35
  Consolidated Statements of Income.........................         36
  Consolidated Statements of Changes in Stockholders'
    Equity..................................................         37
  Consolidated Statements of Cash Flows.....................         38
  Notes to Consolidated Financial Statements................         39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
United National Bancorp:

    We have audited the accompanying consolidated balance sheets of United National Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of United National Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1m to the consolidated financial statements, effective December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation,' as amended by Statement of Financial Accounting Standards No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement
No. 123.'

KPMG LLP
Short Hills, New Jersey
January 21, 2003

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
ASSETS
Cash and due from banks.....................................  $   68,759   $   55,764
Short-term investments......................................      40,826           --
Securities available for sale, at market value..............     827,976      519,993
Securities held to maturity (market value of $45,829 and
  $37,875 for 2002 and 2001, respectively)..................      45,260       37,656
Loans, net of unearned income...............................   1,665,069    1,235,925
Less: allowance for loan losses.............................      20,407       12,478
                                                              ----------   ----------
      Loans, net............................................   1,644,662    1,223,447
Premises and equipment, net.................................      35,673       26,397
Other real estate, net......................................         570          127
Goodwill....................................................      79,663          110
Other intangible assets.....................................      18,713        5,109
Cash surrender value of life insurance......................      76,649       56,881
Other assets................................................      28,948       36,966
                                                              ----------   ----------
        Total assets........................................  $2,867,699   $1,962,450
                                                              ----------   ----------
                                                              ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
    Demand..................................................  $  361,816   $  272,283
    Savings.................................................     938,188      573,734
    Time....................................................     853,404      554,687
                                                              ----------   ----------
        Total deposits......................................   2,153,408    1,400,704
Short-term borrowings.......................................      38,787      121,955
Other borrowings............................................     376,565      255,269
Other liabilities...........................................      34,259       27,886
                                                              ----------   ----------
        Total liabilities...................................   2,603,019    1,805,814
                                                              ----------   ----------

Commitments and Contingencies -- Note 16

STOCKHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares in 2002 and
  2001 None issued and outstanding..........................          --           --
Common Stock ($1.25 par value per share)
  Authorized shares -- 25,000,000 in 2002 and 2001
  Issued shares -- 20,937,783 in 2002 and 16,208,434 in 2001
  Outstanding shares -- 18,999,035 in 2002 and 14,876,211 in
  2001......................................................      26,172       20,261
Additional paid-in capital..................................     237,002      132,307
Retained earnings...........................................      36,430       29,473
Treasury stock, at cost -- 1,938,223 shares in 2002 and
  1,332,223 shares in 2001..................................     (39,655)     (25,929)
Accumulated other comprehensive income......................       4,731          524
                                                              ----------   ----------
    Total stockholders' equity..............................     264,680      156,636
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $2,867,699   $1,962,450
                                                              ----------   ----------
                                                              ----------   ----------

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
    INTEREST INCOME
    Interest and fees on loans..............................  $ 93,358    $ 96,662    $108,447
    Interest and dividends on securities available for sale:
        Taxable income......................................    32,516      34,468      38,732
        Tax-exempt income...................................     4,852       4,172       3,980
    Interest and dividends on securities held to maturity:
        Taxable income......................................       270         803       1,621
        Tax-exempt income...................................     1,383       1,122       1,147
    Dividends on trading account securities.................        --          --          28
    Interest on Federal funds sold and deposits with Federal
      Home Loan Bank........................................       585          84          61
                                                              --------    --------    --------
        Total interest income...............................   132,964     137,311     154,016
                                                              --------    --------    --------
    INTEREST EXPENSE
    Interest on savings deposits............................     8,048      10,694      16,003
    Interest on time certificates of deposit $100,000 or
      more..................................................     5,124       9,476      14,588
    Interest on other time deposits.........................    19,519      23,021      25,002
    Interest on short-term borrowings.......................     1,408       9,163      13,971
    Interest on other borrowings............................    17,869      12,721      14,823
                                                              --------    --------    --------
        Total interest expense..............................    51,968      65,075      84,387
                                                              --------    --------    --------
    Net interest income.....................................    80,996      72,236      69,629
    Provision for loan losses...............................    11,150       2,761       4,730
                                                              --------    --------    --------
    Net interest income after provision for loan losses.....    69,846      69,475      64,899
                                                              --------    --------    --------
    NON-INTEREST INCOME
    Trust income............................................     5,858       6,742       6,861
    Service charges on deposit accounts.....................     4,708       3,930       4,056
    Other service charges, commissions and fees.............     3,417       5,075       7,600
    Net gains from securities transactions..................       394         185       3,904
    Income on life insurance................................     3,853       3,126       2,403
    Dissolution of joint venture............................     1,171          --          --
    Gain on disposition of credit card portfolios...........       920         542          --
    Other income............................................     2,736       3,057       1,778
                                                              --------    --------    --------
        Total non-interest income...........................    23,057      22,657      26,602
                                                              --------    --------    --------
    NON-INTEREST EXPENSE
    Salaries, wages and employee benefits...................    32,738      25,334      23,610
    Occupancy expense, net..................................     6,404       5,775       5,384
    Furniture and equipment expense.........................     5,018       4,204       4,529
    Data processing expense.................................     4,825       6,591       7,265
    Amortization of intangible assets.......................     2,311       1,458       1,340
    Merger related and restructuring charges................     1,847         792          --
    Other expenses..........................................    15,596      13,753      15,228
                                                              --------    --------    --------
        Total non-interest expense..........................    68,739      57,907      57,356
                                                              --------    --------    --------
    INCOME BEFORE PROVISION FOR INCOME TAXES................    24,164      34,225      34,145
    Provision for income taxes..............................     3,720       9,468       9,473
                                                              --------    --------    --------
    NET INCOME..............................................  $ 20,444    $ 24,757    $ 24,672
                                                              --------    --------    --------
                                                              --------    --------    --------
    NET INCOME PER COMMON SHARE:
    Basic...................................................  $   1.25    $   1.64    $   1.60
                                                              --------    --------    --------
                                                              --------    --------    --------
    Diluted.................................................  $   1.24    $   1.62    $   1.59
                                                              --------    --------    --------
                                                              --------    --------    --------

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                                                     ACCUMULATED
                                                     ADDITIONAL                                      OTHER           TOTAL
                                           COMMON     PAID-IN        RETAINED      TREASURY      COMPREHENSIVE   STOCKHOLDERS'
                                            STOCK     CAPITAL        EARNINGS       STOCK        INCOME (LOSS)      EQUITY
                                            -----     -------        --------       -----        -------------      ------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balance -- January 1, 2000............... $20,182      $130,909       $  4,637      $ (9,817)       $(26,855)       $119,056
Comprehensive income:
   Net income -- 2000....................      --            --         24,672            --              --          24,672
   Unrealized holding gains on securities
    available for sale arising during the
    period, net of tax of $10,445........      --            --             --            --          19,398          19,398
   Less: reclassification adjustment for
    gains included in net income, net of
    tax of $(1,348)......................      --            --             --            --          (2,503)         (2,503)
                                                                                                                    --------
      Total comprehensive income.........                                                                             41,567

Cash dividends declared ($0.80 per
 share)..................................      --            --        (12,283)           --              --         (12,283)
Exercise of stock options, net --
 30,836 shares...........................      11          (118)            --           435              --             328
Treasury stock purchased -- 439,100
 shares..................................      --            --             --        (7,820)             --          (7,820)
Stock-based compensation.................      --           387             --            --              --             387
Restricted stock activity................      --            --             24            --              --              24
                                          -------      --------       --------      --------        --------        --------
Balance -- December 31, 2000.............  20,193       131,178         17,050       (17,202)         (9,960)        141,259
Comprehensive income:
   Net Income -- 2001....................      --            --         24,757            --              --          24,757
   Unrealized holding gains on securities
    available for sale arising during the
    period, net of tax of $5,674.........      --            --             --            --          10,535          10,535
   Less: reclassification adjustment for
    gains included in net income, net of
    tax of $(28).........................      --            --             --            --             (51)            (51)
                                                                                                                    --------
      Total comprehensive income.........                                                                             35,241

Cash dividends declared ($0.80 per
 share)..................................      --            --        (11,981)           --              --         (11,981)
Exercise of stock options, net --
 53,902 shares...........................      68           796           (263)           --              --             601
Loss on retirement of trust capital
 securities, net of tax..................      --            --           (127)           --              --            (127)
Treasury stock purchased -- 415,500
 shares..................................      --            --             --        (8,727)             --          (8,727)
Stock-based compensation.................      --           333             --            --              --             333
Restricted stock activity................      --            --             37            --              --              37
                                          -------      --------       --------      --------        --------        --------
Balance -- December 31, 2001.............  20,261       132,307         29,473       (25,929)            524         156,636
Comprehensive income:
   Net income -- 2002....................      --            --         20,444            --              --          20,444
   Additional minimum pension liability,
    net of tax...........................      --            --             --            --          (5,717)         (5,717)
   Unrealized holding gains on securities
    available for sale arising during the
    period, net of tax of $6,603.........      --            --             --            --          10,165          10,165
   Less: reclassification on adjustment
    for gains included in net income, net
    of tax of $(153).....................      --            --             --            --            (241)           (241)
                                                                                                                    --------
      Total comprehensive income.........                                                                             24,651

Cash dividends declared ($0.80 per
 share)..................................      --            --        (13,523)           --              --         (13,523)
Stock issued -- Vista Acquisition --
 4,695,184 shares........................   5,869       103,816             --            --              --         109,685
Exercise of stock options, net --
 34,165 shares...........................      43           453             --            --              --             496
Treasury stock purchased -- 606,000
 shares..................................      --            --             --       (13,726)             --         (13,726)
Stock-based compensation.................      --           437             --            --              --             437
Restricted stock activity................      (1)          (11)            36            --              --              24
                                          -------      --------       --------      --------        --------        --------
Balance -- December 31, 2002............. $26,172      $237,002       $ 36,430      $(39,655)       $  4,731        $264,680
                                          -------      --------       --------      --------        --------        --------
                                          -------      --------       --------      --------        --------        --------

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2002          2001          2000
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income...............................................  $ 20,444      $ 24,757      $ 24,672
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................     5,967         4,805         4,556
      Amortization (accretion) of securities premiums,
        net.................................................       567          (619)         (683)
      Provision for loan losses.............................    11,150         2,761         4,730
      Provision (benefit) for deferred income taxes.........     1,180           953          (153)
      Net (gain) loss on disposition of premises and
        equipment...........................................       (21)            3            64
      Net gains from securities transactions................      (289)         (185)       (3,904)
      Net gain on the sale of loans.........................        --          (968)         (272)
      Net gain on the sale of secured credit card
        business............................................      (920)         (542)           --
      Trading account securities activity, net..............        --            --           929
      Loss on retirement of trust capital securities, net of
        taxes...............................................        --          (127)           --
      Income on life insurance..............................    (3,853)       (3,126)       (2,403)
      Decrease (increase) in other assets...................     1,578         1,084        (9,821)
      Decrease in other liabilities.........................    (9,084)       (2,291)       (4,216)
      Stock-based compensation..............................       437           333           387
      Restricted stock activity, net........................        24            37            24
                                                              --------      --------      --------
         Net cash provided by operating activities..........    27,180        26,875        13,910
                                                              --------      --------      --------
INVESTING ACTIVITIES
   Securities available for sale:
      Proceeds from sales of securities.....................    50,226        22,537       116,403
      Proceeds from maturities of securities................   237,541       153,009        28,417
      Purchases of securities...............................  (400,765)      (70,292)      (90,784)
   Securities held to maturity:
      Proceeds from maturities of securities................    17,514        50,216        11,514
      Purchases of securities...............................   (16,741)      (41,305)      (20,095)
   Purchase of corporate owned life insurance...............    (1,728)           --       (16,100)
   Redemption of corporate owned life insurance.............       138            --            --
   Net increase in loans....................................   (38,300)      (54,873)      (81,108)
   Proceeds from sale of loans..............................        --        82,204        52,406
   Proceeds from the sale of secured credit card business,
    net.....................................................    14,495         1,798            --
   Expenditures for premises and equipment..................    (5,608)       (2,215)       (2,076)
   Proceeds from sale of premises and equipment.............        34            --           224
   (Increase) decrease in other real estate, net............      (443)           38          (109)
   Cash and cash equivalents acquired in excess of cash paid
    from acquisition of Vista...............................    71,591            --            --
                                                              --------      --------      --------
         Net cash (used in) provided by investing
           activities.......................................   (72,046)      141,117        (1,308)
                                                              --------      --------      --------
FINANCING ACTIVITIES
   Net increase in demand and savings deposits..............   106,390        39,514        29,615
   Net increase (decrease) in time deposits.................    30,064      (145,055)       16,592
   Net (decrease) increase in short-term borrowings.........  (116,193)     (136,552)       58,576
   Advances on other borrowed funds.........................   172,160       151,542        55,170
   Repayments in other borrowed funds.......................   (66,981)      (79,284)     (155,856)
   Issuance of capital trust securities.....................        --        30,000            --
   Retirement of capital trust securities...................        --        (2,700)           --
   Cash dividends on Common Stock...........................   (13,523)      (11,981)      (12,283)
   Proceeds from exercise of stock options, net.............       496           601           328
   Treasury stock acquired, at cost.........................   (13,726)       (8,727)       (7,820)
                                                              --------      --------      --------
         Net cash provided by (used in) financing
           activities.......................................    98,687      (162,642)      (15,678)
                                                              --------      --------      --------
   Net increase (decrease) in cash and cash equivalents.....    53,821         5,350        (3,076)
   Cash and cash equivalents at beginning of year...........    55,764        50,414        53,490
                                                              --------      --------      --------
   Cash and cash equivalents at end of year.................  $109,585      $ 55,764      $ 50,414
                                                              --------      --------      --------
                                                              --------      --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest..............................................  $ 52,533      $ 69,392      $ 83,124
      Income taxes..........................................     6,620         4,110        14,840
   Transfer of loans to other real estate...................       220           115           391
   Sale of deposits with the secured credit card business...        --        21,171            --
   Issuance of Common Stock for purchase accounting
    merger..................................................   109,685            --            --

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    United National Bancorp owns UnitedTrust Bank, which operates through a branch network primarily located throughout central and northwestern counties in New Jersey and eastern Pennsylvania. The Company provides a full range of banking and trust services to its market area in a competitive environment.

    On August 21, 2002, Vista Bancorp, Inc. ('Vista') was merged with and into the Company with the Company being the surviving corporation (the 'Vista Merger') in a transaction accounted for under the purchase method of accounting.

    The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The significant policies are summarized as follows:

A. PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

    The accompanying Consolidated Financial Statements include the accounts of United National Bancorp (the 'Parent Company') and its wholly-owned subsidiaries, UnitedTrust Bank (the 'Bank'), UNB Capital Trust I (the 'Trust'), and UNB Capital Trust II (the 'Trust II') or when consolidated with the Parent Company (the 'Company'). All significant intercompany balances and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. SECURITIES

    At the time of purchase, securities are classified into one of three categories: held to maturity, available for sale, or trading account securities.

    Securities which the Company has the ability and intent to hold until maturity are classified as 'held to maturity.' These securities are stated at cost, adjusted for amortization of premium and accretion of discount, using the interest method over the term of the securities.

    Securities that may be held for indefinite periods of time, which Management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as 'available for sale' and reported at estimated market value. Unrealized holding gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in other comprehensive income as a component of stockholders' equity. Upon realization, such gains or losses are included in earnings using the specific identification method.

    Trading account securities are carried at market value. Gains and losses resulting from adjusting trading account securities to market value, as well as security sales, are reported in non-interest income. This category includes securities purchased specifically for short-term appreciation or to be available for liquidity needs.

C. FEDERAL HOME LOAN BANK OF NEW YORK STOCK

    This stock is carried at cost. The Company is required to maintain such investment as part of its membership in the Federal Home Loan Bank of New York.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

D. LOANS AND LEASE FINANCINGS

    Loans and leases are stated at the principal amount outstanding, net of deferred loan origination fees/expenses and unearned discounts. Interest on substantially all loans is accrued and credited to interest income based upon the principal amount outstanding. Loan fees and certain expenses associated with originating loans are deferred and amortized over the lives of the respective loans as an adjustment to the yield utilizing a method that approximates the level yield. Generally, interest income is not accrued on loans (including impaired loans) where principal or interest is 90 days or more past due, unless the loans are adequately secured and in the process of collection. A loan less than 90 days past due may be placed on non-accrual if Management believes there is sufficient doubt as to the ultimate collectibility of the outstanding loan balance. A loan is transferred to accrual when it is brought current and its future collectibility is reasonably assured.

    When a loan (including an impaired loan) is classified as non-accrual, uncollected past due interest is reversed and charged against current income. Interest income will not be recognized until the financial condition of the borrower improves, payments are brought current and a consistent payment history is established. Payments received on non-accrual loans, including impaired loans, are first applied to all principal amounts owed. Once the remaining principal balance is deemed fully collectible, payments are then applied to interest income and fees.

    A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based upon the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. Commercial and commercial real estate loans of $100,000 and over are evaluated for impairment. Loans under $100,000 and homogeneous loans (residential and consumer loans) are treated collectively and not individually.

    Loans held for sale are carried at the lower of cost or market using the aggregate method. Gains and losses on loans sold are included in non-interest income.

E. ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level considered adequate to provide for inherent and estimable loan losses. The allowance is increased by provisions charged to current operations and reduced by net charge-offs. The level of the allowance is based on Management's evaluation of inherent and estimable losses in the portfolio, after consideration of appraised collateral values, financial condition of the borrower, delinquency and charge-off trends, portfolio growth trends, as well as prevailing economic conditions. Management evaluates the adequacy of the allowance for loan losses on a regular basis throughout the year. Management believes that the allowance for loan losses is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon adverse changes in economic conditions and specific elements underlying the Company's ability to collect upon a loan including significant changes in collateral value and the deterioration in the financial condition of borrowers. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments of information available to them at the time of their examination.

F. PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the lives of the related leases, or the life of the improvement, whichever is shorter.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

G. OTHER REAL ESTATE

    Other real estate owned consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Only collateral of which the Company has taken physical possession is classified as other real estate.

    Other real estate is carried at the lower of fair value of the related property, as determined by current appraisals less estimated costs to sell, or the recorded investment in the property. Write-downs on these properties, which occur after the initial transfer from the loan portfolio, are recorded as operating expenses. Costs of holding such properties are charged to expense in the current period. Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.

H. GOODWILL AND OTHER INTANGIBLE ASSETS

    On July 20, 2001, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

    The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 had no significant impact on the Company's accounting for recorded intangible assets, primarily core deposit intangibles.

    The Company recorded a core deposit intangible of $14.8 million in connection with the Vista Merger during the third quarter of 2002, of which $493,000 was amortized during the current year. The core deposit intangible has an estimated life of 10 years and will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $79.5 million in connection with the Vista transaction. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

    During 2002, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $1.8 million, which primarily represented core deposit intangibles. The remaining amortization period of these core deposit intangibles is approximately 2.4 years.

I. TRUST ASSETS

    Assets held in fiduciary or agency capacities for customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.

J. INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

K. NET INCOME PER COMMON SHARE

    Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during each year.

    Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method.

    Calculation of Basic and Diluted Earnings Per Share:

                                                            2002      2001      2000
                                                            ----      ----      ----
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net income...............................................  $20,444   $24,757   $24,672
Loss on trust capital securities, net of tax.............       --      (127)       --
                                                           -------   -------   -------
Net income available to common stockholders..............  $20,444   $24,630   $24,672
                                                           -------   -------   -------
                                                           -------   -------   -------
Basic weighted average common shares outstanding.........   16,323    15,047    15,397
Plus: dilutive stock options and awards..................      127       136       112
                                                           -------   -------   -------
Diluted weighted average common shares outstanding.......   16,450    15,183    15,509
                                                           -------   -------   -------
                                                           -------   -------   -------
Net Income Per Common Share:
    Basic................................................  $  1.25   $  1.64   $  1.60
    Diluted..............................................  $  1.24   $  1.62   $  1.59

L. STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and short-term investments, including Federal funds sold. Generally, Federal funds are sold for a one-day period.

M. STOCK-BASED COMPENSATION

    At December 31, 2002, the Company has Officer and non-employee Director stock option plans. Prior to the fourth quarter of 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective December 31, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' as amended by SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123' for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N. RETIREMENT BENEFITS AND CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES

    The Company maintains a noncontributory defined benefit pension plan, which covers all employees who have met eligibility requirements of the Plan. It is the Company's policy to fund the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. In addition, the Company provides health care and life insurance benefits for qualifying employees. The Company recognizes the cost of these plans over the estimated period of service provided by covered employees. To partially offset employee benefit costs, the Company maintains investments in tax-advantaged life insurance policies accounted for at cash surrender value. Increases in cash surrender value are reported as a component of other income.

O. RECENT ACCOUNTING PRONOUNCEMENTS

    In December, 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation-Transition and Disclosure -- an amendment of FASB Statement
No. 123.' SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective December 31, 2002, the Company elected to adopt the fair value recognition provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation', for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002.

    In October, 2002, the FASB issued SFAS No. 147, 'Accounting of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.' This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, 'Business Combinations', and SFAS No. 142, 'Goodwill and Other Intangible Assets.' The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

    SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. The Company has previously purchased deposits of another financial institution and recorded a core deposit intangible. This Statement will have no effect on the accounting or amortization of the recorded intangible asset.

    In July, 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial adoption of this Statement is not expected to have a significant impact on the Company's financial statements.

    In April, 2002, the FASB issued SFAS No. 145, 'Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.' The Statement, among other things, rescinds SFAS No. 4, 'Reporting Gains and Losses from Extinguishments of Debt.' Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Company's Consolidated Financial Statements.

    In October, 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment of Disposal of Long-Lived Assets.' While SFAS No. 144 supersedes SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's Consolidated Financial Statements.

    In August, 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS
No. 143 for fiscal years beginning after June 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 143 will have a significant impact on the Company's Consolidated Financial Statements.

P. COMPREHENSIVE INCOME

    Total comprehensive income amounted to the following for the periods indicated:

                                                                   2002      2001      2000
                                                                   ----      ----      ----
                                                                        (IN THOUSANDS)
    Net income..................................................  $20,444   $24,757   $24,672
    Change in market value on securities available for sale, net
      of taxes..................................................    9,924    10,484    16,895
    Additional minimum pension liability, net of tax............   (5,717)       --        --
                                                                  -------   -------   -------
        Total comprehensive income..............................  $24,651   $35,241   $41,567
                                                                  -------   -------   -------
                                                                  -------   -------   -------

Q. RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2002.

NOTE 2. ACQUISITIONS AND DISSOLUTION OF JOINT VENTURE

A. 2002 ACQUISITION

    On August 21, 2002, Vista Bancorp, Inc. ('Vista') was merged with and into the Company with the Company being the surviving corporation (the 'Vista Merger') in a transaction accounted for under the purchase method of accounting. Vista was headquartered in Phillipsburg, New Jersey and operated 16 branches in western New Jersey and eastern Pennsylvania.

    Under the terms of the Vista Merger, the Company acquired all 5,350,637 outstanding shares of Vista in exchange for 4,695,184 shares of the Company's Common Stock and $37,943,095 in cash. Outstanding options to acquire 15,916 shares of Vista Common Stock were converted in the Vista Merger into options to acquire 19,395 shares of the Company's Common Stock, reflecting an exchange ratio of 1.219, and the exercise price of each option was adjusted proportionally.

    The Company and Vista entered into this merger to enhance stockholder value by building a community banking company able to provide more products and services for its customers, more

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

investment opportunities for clients and added capital to deploy in the future. The Vista Merger enhances the combined company's range of products and services and increases the distribution channels available to customers. The acquisition of Vista has strengthened the Company's market share position in the western New Jersey marketplace and has provided an entry into Pennsylvania.

    Under the purchase method of accounting, the assets and liabilities of Vista were recorded at their respective fair values as of the merger date. Each of the purchase accounting adjustments represents fair values assigned to the assets and liabilities of Vista. Based on the ending Vista tangible equity of $59.8 million, an aggregate purchase price of $147.6 million and net purchase accounting adjustments amounting to $6.5 million, the Vista Merger resulted in total intangible assets of $94.3 million. Of the total intangible assets, $14.8 million was allocated to core deposit premiums, based on a deposit intangible valuation study, and the remaining amount of $79.5 million to goodwill.

    The goodwill recorded in connection with the Vista Merger is not subject to amortization and the majority is not deductible for tax purposes. The core deposit intangible is being amortized over its estimated economic life of 10 years using the straight-line method.

    As of December 31, 2002, the Company allocated the goodwill and core deposit intangible to its reportable segments, based upon certain factors including, but not limited to, the segments' respective contribution to the Company's earnings. As such, goodwill of $65.5 million was allocated to Retail Banking, $13.5 million to Commercial Banking and $0.5 million to Trust and Investment Services segments, while the core deposit intangible was allocated exclusively to the Retail Banking segment. See 'Note 18 -- Segment Reporting' for additional information.

    The statement of net assets acquired at fair value as of August 21, 2002 and the computation of the purchase price and goodwill related to the Merger are presented below.

STATEMENT OF NET ASSETS ACQUIRED (AT FAIR VALUE)

                                                               (IN MILLIONS)
    ASSETS:
    Cash and due from banks.....................................  $ 15.8
    Short-term investments......................................    93.7
    Securities..................................................   188.3
    Loans.......................................................   413.8
    Allowance for loan losses...................................    (6.1)
                                                                  ------
        Loans, net..............................................   407.7
    Goodwill and other intangible assets........................    94.3
    Premises and equipment, net.................................     7.5
    Other assets................................................    19.6
                                                                  ------
            Total assets........................................  $826.9
                                                                  ------
                                                                  ------
    LIABILITIES:
    Deposits
        Demand deposits.........................................  $ 73.8
        Savings deposits........................................   273.8
        Time deposits...........................................   268.7
                                                                  ------
            Total deposits......................................   616.3
    Short-term borrowings.......................................    33.0
    Other borrowings............................................    17.1
    Other liabilities...........................................    12.9
                                                                  ------
            Total liabilities...................................   679.3
                                                                  ------
        Net assets acquired.....................................  $147.6
                                                                  ------
                                                                  ------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PURCHASE PRICE AND GOODWILL

    The computation of the purchase price, the allocation of the purchase price to net assets of Vista based on their respective fair values as of August 21, 2002, and the resulting amount of goodwill are presented below.

    Common shares outstanding of Vista (in thousands)...........   5,350.6
    Percentage to be exchanged for United common stock..........        75%
                                                                  --------
    Vista common shares to be exchanged for United Common Stock
      (in thousands)............................................   4,013.0
    Exchange ratio..............................................      1.17
                                                                  --------
        United common stock to be issued (in thousands).........   4,695.2
    Market price per share of United Common Stock...............  $  23.36
                                                                  --------
        Total market value of United Common Stock to be issued
          (in millions).........................................  $  109.7
                                                                  --------

    Common shares outstanding of Vista (in thousands)...........   5,350.6
    Percentage to be exchanged for cash.........................        25%
                                                                  --------
        Vista common shares to be exchanged for cash (in
          thousands)............................................   1,337.6
    Cash price per share of Vista Common Stock..................  $  28.36
                                                                  --------
        Total cash to be distributed to Vista stockholders (in
          millions).............................................  $   37.9
                                                                  --------
    Total purchase price of Vista (in millions).................  $  147.6
                                                                  --------
                                                                  --------
    (In Millions)
    Total purchase price of Vista...............................  $  147.6
    Total common stockholders' equity of Vista..................     (59.8)
                                                                  --------
        Excess of purchase price over carrying value of assets
          acquired..............................................      87.8
    Purchase accounting adjustments related to assets and
      liabilities acquired, net of tax:
        Borrowings..............................................       0.5
        Benefit plans...........................................       1.2
        Other liabilities (transaction costs incurred in
          connection with the Vista Merger).....................       2.2
        Investment securities...................................      (3.5)
        Core deposit intangible.................................      (8.7)
                                                                  --------
    Goodwill....................................................  $   79.5
                                                                  --------
                                                                  --------

    The following table illustrates the applicable income taxes for each of the purchase accounting adjustments:

                                                                            APPLICABLE
                                                                  GROSS    INCOME TAXES    NET
                                                                  -----    ------------    ---
    Borrowings..................................................  $  0.8      $(0.3)      $ 0.5
    Benefit plans...............................................     2.0       (0.8)        1.2
    Other liabilities (transaction costs).......................     3.2       (1.0)        2.2
    Investment securities.......................................    (5.7)       2.2        (3.5)
    Core deposit intangible.....................................   (14.8)       6.1        (8.7)
                                                                  ------      -----       -----
        Total...................................................  $(14.5)     $ 6.2       $(8.3)
                                                                  ------      -----       -----
                                                                  ------      -----       -----

    Of the $3.2 million of transaction costs incurred in connection with the Vista Merger, $2.9 million has been charged against the accrual and $0.3 million remained in the accrual through December 31, 2002.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME

    The Company's unaudited pro forma consolidated condensed statements of income for the years ended December 31, 2002 and 2001, are presented below. The unaudited pro forma information presented in the pro forma consolidated condensed statements of income is not necessarily indicative of the results of operations or the combined financial position that would have resulted had the Vista Merger been completed at the beginning of the applicable periods presented, nor is it necessarily indicative of the results of operations in future periods or the future financial position of the combined company.

    The combined company expects to achieve certain merger benefits in the form of operating expense reductions and revenue enhancements. The unaudited pro forma condensed combined statement of income does not reflect potential operating expense reductions or revenue enhancements that are expected to result from the Vista Merger, and therefore may not be indicative of the results of future operations. No assurance can be given with respect to the ultimate level of operating expense reductions or revenue enhancements.

    The pro forma purchase accounting adjustments related to securities and borrowings are being amortized or accreted into income using methods that approximate a level yield over their respective estimated lives. The fair value of loans, deposits and stock options of Vista as compared to their carrying values was not significant to the pro forma amounts presented and therefore, has been omitted from the pro forma condensed combined financial statements. The core deposit intangible is being amortized and included as a charge to non-interest expense over its estimated economic life (10 years) using the straight-line method.

                                                             YEAR ENDED DECEMBER 31, 2002
                                                  --------------------------------------------------
                                                                            PRO FORMA      PRO FORMA
                                                  COMPANY(a)   VISTA(b)   ADJUSTMENTS(e)   COMBINED
                                                  ----------   --------   --------------   --------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income.................................   $132,964    $27,821       $(1,716)      $159,069
Interest expense................................     51,968      9,747         1,385         63,100
                                                   --------    -------       -------       --------
Net interest income.............................     80,996     18,074        (3,101)        95,969
Provision for loan losses.......................     11,150        237            --         11,387
                                                   --------    -------       -------       --------
Net interest income after provision for loan
  losses........................................     69,846     17,837        (3,101)        84,582
                                                   --------    -------       -------       --------
Non-interest income.............................     23,057      4,375            --         27,432
Non-interest expense............................     68,739     15,709           941         85,389
                                                   --------    -------       -------       --------
Income before provision for income taxes........     24,164      6,503        (4,042)        26,625
Provision for income taxes......................      3,720      2,128        (1,650)         4,198
                                                   --------    -------       -------       --------
Net income......................................   $ 20,444    $ 4,375       $(2,392)      $ 22,427
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

Net Income Per Common Share:
    Basic.......................................   $   1.25    $  1.28       $    --       $   1.16
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------
    Diluted.....................................   $   1.24    $  1.28       $    --       $   1.15
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

Weighted Average Shares Outstanding:
    Basic.......................................     16,323      3,414          (418)        19,319
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------
    Diluted.....................................     16,450      3,414          (418)        19,446
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             YEAR ENDED DECEMBER 31, 2001
                                                  --------------------------------------------------
                                                                            PRO FORMA      PRO FORMA
                                                  COMPANY(c)   VISTA(d)   ADJUSTMENTS(e)   COMBINED
                                                  ----------   --------   --------------   --------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Interest income.................................   $137,311    $48,812       $(2,700)      $183,423
Interest expense................................     65,075     22,154         2,180         89,409
                                                   --------    -------       -------       --------
Net interest income.............................     72,236     26,658        (4,880)        94,014
Provision for loan losses.......................      2,761        900            --          3,661
                                                   --------    -------       -------       --------
Net interest income after provision for loan
  losses........................................     69,475     25,758        (4,880)        90,353
                                                   --------    -------       -------       --------
Non-interest income.............................     22,657      5,229            --         27,886
Non-interest expense............................     57,907     19,337         1,480         78,724
                                                   --------    -------       -------       --------
Income before provision for income taxes........     34,225     11,650        (6,360)        39,515
Provision for income taxes......................      9,468      3,473        (2,596)        10,345
                                                   --------    -------       -------       --------
Net income......................................   $ 24,757    $ 8,177       $(3,764)      $ 29,170
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

Net Income Per Common Share:
    Basic.......................................   $   1.64    $  1.53       $    --       $   1.48
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------
    Diluted.....................................   $   1.62    $  1.53       $    --       $   1.47
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

Weighted Average Shares Outstanding:
    Basic.......................................     15,047      5,327          (653)        19,721
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------
    Diluted.....................................     15,183      5,334          (653)        19,864
                                                   --------    -------       -------       --------
                                                   --------    -------       -------       --------

---------

 (a) Includes the Company for the twelve months ended December 31, 2002 and Vista for the period August 22, 2002 through December 31, 2002.

 (b) Includes Vista for the period January 1, 2002 through August 21, 2002.

 (c) Includes the Company without Vista for the twelve months ended December 31, 2001.

 (d) Includes Vista for the twelve months ended December 31, 2001.

 (e) Interest Income includes amortization of purchase accounting adjustments for investment securities, interest expense includes borrowing costs to fund the Vista Merger, and non-interest expense includes amortization of core deposit intangible.

B. DISSOLUTION OF JOINT VENTURE

    During the first quarter of 2002, the Company recorded a $1.2 million recovery related to the settlement of its joint venture data-servicing provider, United Financial Services, Inc. ('UFS'), that ceased operations during the fourth quarter of 1999.

NOTE 3. CASH AND DUE FROM BANKS

    Balances reserved to meet regulatory requirements amounted to $0.7 million at December 31, 2002.

NOTE 4. SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated market value of securities available for sale at December 31, 2002 and 2001 are as follows:

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                           2002
                                                     ------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                      (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities.......................  $  3,073     $   101      $    --      $  3,174
    Federal agencies securities....................    13,494          67           --        13,561
    State and municipal securities.................   129,561       5,068           --       134,629
    Mortgage-backed securities.....................   536,063      10,957         (287)      546,733
    Corporate debt securities......................   106,165       1,376         (938)      106,603
                                                     --------     -------      -------      --------
        Total debt securities......................   788,356      17,569       (1,225)      804,700
                                                     --------     -------      -------      --------
Equity Securities:
    Marketable equity securities...................     3,422         843           (6)        4,259
    Federal Reserve Bank and Federal Home Loan Bank
      stock........................................    19,017          --           --        19,017
                                                     --------     -------      -------      --------
        Total equity securities....................    22,439         843           (6)       23,276
                                                     --------     -------      -------      --------
        Total securities available for sale........  $810,795     $18,412      $(1,231)     $827,976
                                                     --------     -------      -------      --------
                                                     --------     -------      -------      --------

                                                                           2001
                                                     ------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                      (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities.......................  $  1,993     $    72      $    --      $  2,065
    Federal agencies securities....................    15,685          18          (57)       15,646
    State and municipal securities.................    95,979         849         (326)       96,502
    Mortgage-backed securities.....................   328,475       4,054       (1,250)      331,279
    Corporate debt securities......................    45,039          --       (2,615)       42,424
                                                     --------     -------      -------      --------
        Total debt securities......................   487,171       4,993       (4,248)      487,916
                                                     --------     -------      -------      --------
Equity Securities:
    Marketable equity securities...................    13,899         509         (447)       13,961
    Federal Reserve Bank and Federal Home Loan Bank
      stock........................................    18,116          --           --        18,116
                                                     --------     -------      -------      --------
        Total equity securities....................    32,015         509         (447)       32,077
                                                     --------     -------      -------      --------
        Total securities available for sale........  $519,186     $ 5,502      $(4,695)     $519,993
                                                     --------     -------      -------      --------
                                                     --------     -------      -------      --------

    The amortized cost and estimated market value of debt securities available for sale at December 31, 2002, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          ESTIMATED
                                                              AMORTIZED     MARKET
                                                                COST        VALUE
                                                                ----        -----
                                                                  (IN THOUSANDS)
Due in one year or less.....................................  $  8,840     $  8,899
Due after one year through five years.......................    50,655       51,893
Due after five years through ten years......................    58,246       60,659
Due after ten years.........................................   134,552      136,516
Mortgage-backed securities..................................   536,063      546,733
                                                              --------     --------
    Total debt securities available for sale................  $788,356     $804,700
                                                              --------     --------
                                                              --------     --------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Gross gains and gross losses realized during 2002, 2001 and 2000 relating to securities were as follows:

                                                                 2002         2001         2000
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
Gross gains.................................................    $1,292      $   185      $ 4,349
Gross losses................................................       898           --          498
                                                                ------      -------      -------
    Total net gains.........................................    $  394      $   185      $ 3,851
                                                                ------      -------      -------
                                                                ------      -------      -------

NOTE 5. SECURITIES HELD TO MATURITY

    The amortized cost and estimated market value of securities held to maturity at December 31, 2002 and 2001 are as follows:

                                                                           2002
                                                     ------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                      (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities.......................   $ 3,048      $   48      $    --      $ 3,096
    State and municipal securities.................    39,134         470           --       39,604
    Mortgage-backed securities.....................       831          39           --          870
    Corporate debt securities......................     1,997          12           --        2,009
    Foreign government securities..................       250          --           --          250
                                                      -------      ------      -------      -------
Total securities held to maturity..................   $45,260      $  569      $    --      $45,829
                                                      -------      ------      -------      -------
                                                      -------      ------      -------      -------

                                                                           2001
                                                     ------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                      (IN THOUSANDS)
Debt Securities:
    U.S. Treasury securities.......................   $   996      $   37      $    --      $ 1,033
    State and municipal securities.................    30,579         214          (37)      30,756
    Mortgage-backed securities.....................     5,856          22          (17)       5,861
    Foreign government securities..................       225          --           --          225
                                                      -------      ------      -------      -------
Total securities held to maturity..................   $37,656      $  273      $   (54)     $37,875
                                                      -------      ------      -------      -------
                                                      -------      ------      -------      -------

    The amortized cost and estimated market value of securities held to maturity at December 31, 2002, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           ESTIMATED
                                                              AMORTIZED      MARKET
                                                                 COST        VALUE
                                                                 ----        -----
                                                                  (IN THOUSANDS)
Due in one year or less.....................................   $22,518      $22,566
Due after one year through five years.......................     5,992        6,334
Due after five years through ten years......................     2,503        2,520
Due after ten years.........................................    13,416       13,539
Mortgage-backed securities..................................       831          870
                                                               -------      -------
    Total debt securities held to maturity..................   $45,260      $45,829
                                                               -------      -------
                                                               -------      -------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    There were no sales of securities held to maturity during 2002, 2001 and 2000.

    Securities held to maturity and available for sale at amortized cost totaling $6.4 million and $253.1 million, respectively, on December 31, 2002, were pledged to secure deposits of public funds, securities sold under agreements to repurchase, other borrowings or required by other agreements and for other purposes as required and permitted by law. Securities pledged to secure deposits of public funds, securities sold under agreements to repurchase, other borrowings or required by other agreements were not under the sole control of the Company.

NOTE 6. LOANS

    Loans outstanding by classification at December 31, 2002 and 2001 are as follows:

                                                                       2002          2001
                                                                       ----          ----
                                                                         (IN THOUSANDS)
      Real Estate:
          Commercial..............................................  $  399,826    $  284,289
          Residential.............................................     447,940       277,734
          Construction............................................      81,808        68,838
      Commercial loans............................................     339,635       312,491
      Consumer loans..............................................     395,860       276,531
      Retail credit card plan.....................................          --        16,042
                                                                    ----------    ----------
      Total loans outstanding, net of unearned income.............   1,665,069     1,235,925
      Less: allowance for loan losses.............................      20,407        12,478
                                                                    ----------    ----------
      Loans, net..................................................  $1,644,662    $1,223,447
                                                                    ----------    ----------
                                                                    ----------    ----------

    The Company extends credit in the normal course of business to its customers, the majority of whom operate or reside within the counties where the Company has its branches and the contiguous counties in New Jersey and Pennsylvania. The ability of its customers to meet contractual obligations is, to a certain extent, dependent upon the economic conditions existing in these counties.

    During 2002, the Company sold its credit card receivable portfolio of $13.6 million.

    During 2001, the Company repositioned its balance sheet with planned loan sales of $103.4 million. These transactions involved the sale of $81.0 million in residential mortgage loans and $22.4 million in credit card receivables and related deposits.

    As of December 31, 2002 and 2001, the Company's non-accrual loans were $14.0 million and $4.4 million, respectively. Of these, the loans considered to be impaired were $2.1 million and $1.2 million respectively, with related valuation allowances of $0.5 million and $0.9 million, respectively. These valuation allowances are included in the allowance for loan losses in the accompanying Consolidated Balance Sheets. Substantially all impaired loans were evaluated for impairment losses based upon the fair value of the underlying collateral of the loan. The average recorded balances in impaired loans during 2002, 2001 and 2000 were $1.4 million, $0.6 million and $0.5 million, respectively.

    The following information is presented for those loans classified as non-accrual at December 31, 2002, 2001 and 2000:

                                                                     2002    2001   2000
                                                                     ----    ----   ----
                                                                       (IN THOUSANDS)
      Income that would have been recorded under original
        contract terms............................................
                                                                    $1,030   $339   $566
      Less: Interest income received and recorded.................      --     10     --
                                                                    ------   ----   ----
      Lost income on non-accrual loans at year-end................  $1,030   $329   $566
                                                                    ------   ----   ----
                                                                    ------   ----   ----

    Loans to directors, executive officers, and/or their affiliated interests amounted to approximately $11.6 million and $10.9 million at December 31, 2002 and 2001, respectively. All such loans, which are

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

primarily secured, were current as to principal and interest payments, and in the opinion of Management, all were granted on terms, which were comparable to loans to unrelated parties at the dates such loans were granted. An analysis of the 2002 activity in these loans is as follows (in thousands):

      Balance outstanding, beginning of year.                       $10,876
          New loans...............................................    1,631
          Repayments..............................................     (906)
                                                                    -------
      Balance outstanding, end of year............................  $11,601
                                                                    -------
                                                                    -------

NOTE 7. ALLOWANCE FOR LOAN LOSSES

    A summary of the allowance for loan losses activity for the years ended December 31, 2002, 2001, and 2000, is as follows:

                                                                     2002      2001      2000
                                                                     ----      ----      ----
                                                                          (IN THOUSANDS)
      Balance, beginning of year..................................  $12,478   $12,419   $10,386
          Provision charged to expense............................   11,150     2,761     4,730
          Recoveries..............................................      640     1,068     1,048
          Losses charged to allowance.............................   (9,985)   (3,770)   (3,745)
          Vista allowance at date of acquisition..................    6,124        --        --
                                                                    -------   -------   -------
      Balance, end of year........................................  $20,407   $12,478   $12,419
                                                                    -------   -------   -------
                                                                    -------   -------   -------

NOTE 8. PREMISES AND EQUIPMENT

    The detail of premises and equipment at December 31, 2002 and 2001, is as follows:

                                                                     2002      2001
                                                                     ----      ----
                                                                     (IN THOUSANDS)
      Premises (includes land of $3,897 in 2002 and $3,289 in       $22,176   $17,749
        2001).....................................................
      Property under capital lease................................    9,985     9,750
      Equipment...................................................   23,156    19,338
      Leasehold improvements......................................    6,950     5,340
      Projects in progress........................................    2,906       617
                                                                    -------   -------
          Total...................................................   65,173    52,794
          Less: accumulated depreciation and amortization.........   29,500    26,397
                                                                    -------   -------
      Premises and equipment, net.................................  $35,673   $26,397
                                                                    -------   -------
                                                                    -------   -------

    Depreciation expense amounted to $3.7 million, $3.3 million and $3.2 million in 2002, 2001 and 2000, respectively.

NOTE 9. DEPOSITS

    Time deposits, with remaining maturities greater than one year, mature as follows (in thousands):

      2004........................................................  $103,533
      2005........................................................    64,727
      2006........................................................     5,157
      2007........................................................    18,485
                                                                    --------
          Total...................................................  $191,902
                                                                    --------
                                                                    --------

    Time certificates of deposit of $100,000 or more totaled $170.8 million and $124.5 million on December 31, 2002 and 2001, respectively.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Interest-bearing deposits amounted to $1,791.6 million and $1,128.4 million at December 31, 2002 and 2001, respectively. Non-interest-bearing deposits amounted to $361.8 million and $272.3 million at December 31, 2002 and 2001, respectively.

NOTE 10. SHORT-TERM BORROWINGS

    Selected data relating to short-term borrowings for the years ended December 31, 2002 and 2001 are as follows:

                                                                     2002         2001
                                                                     ----         ----
                                                                       (IN THOUSANDS)
      At Year-End:
          Securities sold under agreements to repurchase..........  $ 2,419     $ 82,874
          Federal Home Loan Bank advances.........................       --       28,200
          Federal funds purchased.................................       --        7,600
          Demand notes -- U.S. Treasury...........................    3,528        3,281
          Other short-term borrowings.............................   32,840           --
                                                                    -------     --------
              Total short-term borrowings.........................  $38,787     $121,955
                                                                    -------     --------
                                                                    -------     --------
              Weighted average interest rate......................     1.84%        2.05%
                                                                    -------     --------
                                                                    -------     --------
      For the Year Ended December 31:
          Securities sold under agreements to repurchase:
              Average balance outstanding.........................  $12,060     $ 94,600
              Weighted average interest rate......................     2.34%        5.32%
              Highest month-end balance...........................  $52,396     $163,807

NOTE 11. OTHER BORROWINGS

    Selected data relating to other borrowings for the years ended December 31, 2002 and 2001 are as follows:

                                                                      2002         2001
                                                                      ----         ----
                                                                       (IN THOUSANDS)
      At Year-End:
          Other borrowed funds....................................  $220,459     $171,615
          Securities sold under agreements to repurchase..........   100,425       27,000
          Obligation under capital lease..........................     9,381        9,354
          Trust capital securities................................    46,300       47,300
                                                                    --------     --------
              Total other borrowings..............................  $376,565     $255,269
                                                                    --------     --------
                                                                    --------     --------
              Weighted average interest rate......................      5.38%        6.01%
                                                                    --------     --------
                                                                    --------     --------
      For the Year Ended December 31:
          Securities sold under agreements to repurchase:
              Average balance outstanding.........................  $ 59,775     $ 37,083
              Weighted average interest rate......................      4.44%        5.45%
              Highest month-end balance...........................  $100,425     $ 62,000

    At December 31, 2002, other borrowed funds and securities sold under agreements to repurchase mature are $101.1 million in 2003, $39.5 million in 2004, $78.7 million in 2005, $50.3 million in 2006 and $51.3 million thereafter.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company has a lease agreement on its headquarters building. The lease, which has been accounted for as a capital lease, expires in 2015. Lease commitments under this agreement are as follows (in thousands):

                 2003........................................................  $ 1,089
                 2004........................................................    1,154
                 2005........................................................    1,187
                 2006........................................................    1,187
                 2007........................................................    1,258
                 Thereafter..................................................   10,322
                                                                               -------
                     Total...................................................   16,197
                     Less: amount representing interest......................   (7,044)
                                                                               -------
                 Total obligation under capital lease........................  $ 9,153
                                                                               -------
                                                                               -------

    Vista had a lease agreement on certain computer equipment. This lease, which has been accounted for as a capital lease, expires in 2004. Lease commitments under this agreement are $143,000 in 2003 and $131,000 in 2004, of these amounts $46,000 represents interest.

    On December 18, 2001, the Company placed $30 million of trust capital securities through UNB Capital Trust II, a statutory business trust formed under the laws of the State of Connecticut, of which the Company owns all common securities. The capital securities pay cumulative cash distributions quarterly at a floating rate based on 90-day LIBOR. The dividends paid to holders of the trust capital securities are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred for up to 20 consecutive quarterly periods. The securities are redeemable in whole or in part but in all cases in a principal amount with integral multiples of $1,000 on any March 18, June 18, September 18 or December 18 on and after December 18, 2006. The securities are redeemable at par until December 18, 2031 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities, along with its capital, were invested by the Trust II in $30.9 million principal amount of variable rate junior subordinated debentures of the Company due December 18, 2031, which are the sole assets of the Trust II. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The capital securities qualify as Tier I capital for regulatory capital purposes.

    On March 21, 1997, the Company placed $20 million of trust capital securities through UNB Capital Trust I, a statutory business trust formed under the laws of the State of Delaware, of which the Company owns all common securities. The capital securities pay cumulative cash distributions semiannually at an annual rate of 10.01%. The dividends paid to holders of the trust capital securities are deductible for income tax purposes. The semiannual distributions may, at the option of the Company, be deferred for up to 5 years. The securities are redeemable from March 15, 2007 until March 15, 2017 at a declining rate of 105.0% to 100.0% of the principal amount. After March 15, 2017, they are redeemable at par until March 15, 2027 when redemption is mandatory. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities, along with its capital, were invested by the Trust in $20.6 million principal amount of 10.01% junior subordinated debentures of the Company due March 15, 2027, which are the sole assets of the Trust. The Company guarantees the capital securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The capital securities qualify as Tier I capital for regulatory capital purposes.

    In October 2001, the Company repurchased $2.7 million of its 10.01% trust capital securities and incurred an after-tax loss of $0.1 million to common shareholders.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In August 2002, the Company retired $1.0 million of its 10.01% trust capital securities as a result of the Vista acquisition.

NOTE 12. CAPITAL REQUIREMENTS

    On May 7, 2001, the Bank changed its charter from a federally chartered bank to a state chartered bank and in conjunction changed its name from United National Bank to UnitedTrust Bank.

    The Federal Reserve Board, in the case of bank holding companies such as the Company, and state member banks such as the Bank, has adopted risk-based capital guidelines which require a minimum ratio of 8% of total risk-based capital to assets, as defined in the guidelines.

    The regulations establish a framework for the classification of depository institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage ratio of at least 5.0%; a Tier I capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

    In addition, the Federal Reserve Board supplemented its risk-based capital guidelines with an additional capital ratio referred to as the leverage ratio. The regulations require a financial institution to maintain a minimum leverage ratio of 4% to 5%, depending upon the condition of the institution.

    Under its prompt corrective action regulations, the Federal Reserve Board is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements.

    The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors.

    As of December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they are subject. Further, based upon the capital ratios, the Company and the Bank qualify as 'well capitalized' at December 31, 2002.

    The following is a summary of the Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the regulatory authorities minimum capital adequacy requirements and requirements for classification as a well capitalized institution:

                                                     DECEMBER 31, 2002                     DECEMBER 31, 2001
                                            -----------------------------------   -----------------------------------
                                                COMPANY              BANK             COMPANY              BANK
                                                -------              ----             -------              ----
                                                                         (IN THOUSANDS)
Risk-based Capital Ratios:
Tier I Capital
   Actual.................................  $208,429   10.34%  $204,032   10.14%  $198,829   12.96%  $159,589   10.44%
   Regulatory minimum requirement.........    80,602    4.00     80,473    4.00     61,363    4.00     61,174    4.00
   For classification as well
    capitalized...........................   120,903    6.00    120,709    6.00     92,044    6.00     91,760    6.00
Combined Tier I and Tier II Capital
   Actual.................................   228,836   11.36    224,439   11.16    211,307   13.77    172,067   11.25
   Regulatory minimum requirement.........   161,204    8.00    160,946    8.00    122,725    8.00    122,347    8.00
   For classification as well
    capitalized...........................   201,505   10.00    201,182   10.00    153,406   10.00    152,934   10.00
Leverage Ratio:
   Actual.................................   208,429    7.40    204,032    7.26    198,829   10.33    159,589    8.30
   Regulatory minimum requirement.........   112,603    4.00    112,397    4.00     76,957    4.00     76,908    4.00
   For classification as well
    capitalized...........................   140,754    5.00    140,496    5.00     96,196    5.00     96,135    5.00

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13. INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                               2002      2001      2000
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Federal:
    Current.................................................  $ 1,010   $ 7,814   $ 9,296
    Deferred provision (benefit)............................    4,181       953      (153)
                                                              -------   -------   -------
        Total Federal.......................................    5,191     8,767     9,143
                                                              -------   -------   -------
State:
    Current.................................................    1,530       701       330
    Deferred benefit........................................   (3,001)       --        --
                                                              -------   -------   -------
        Total state.........................................   (1,471)      701       330
                                                              -------   -------   -------
        Total provision for income taxes....................  $ 3,720   $ 9,468   $ 9,473
                                                              -------   -------   -------
                                                              -------   -------   -------

    Included in other comprehensive income are income tax expense attributable to net unrealized gains on securities available for sale in the amounts of $6.4 million, $5.6 million and $9.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Also included in other comprehensive income is a $3.9 million tax benefit pertaining to additional minimum pension liability under the Company's pension plans.

    A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income before taxes by the statutory Federal income tax rate is as follows:

                                                               2002      2001      2000
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Income before provision for income taxes....................  $24,164   $34,225   $34,145
                                                              -------   -------   -------
                                                              -------   -------   -------
Tax calculated at 35%.......................................  $ 8,457   $11,979   $11,951
Increase (decrease) in tax resulting from:
    Tax-exempt income.......................................   (3,864)   (3,013)   (2,710)
    State tax (benefit) expense -- net of Federal tax
      benefit...............................................     (956)      436       192
    Other, net..............................................       83        66        40
                                                              -------   -------   -------
        Provision for income taxes..........................  $ 3,720   $ 9,468   $ 9,473
                                                              -------   -------   -------
                                                              -------   -------   -------
        Effective tax rate..................................       15%       28%       28%
                                                              -------   -------   -------
                                                              -------   -------   -------

    The components of the net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                               2002      2001
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred tax assets:
    Allowance for loan losses...............................  $  8,293   $ 4,367
    Post retirement benefits................................     4,092     2,201
    Deferred directors fees.................................     1,590     1,171
    Capital lease...........................................     1,196     1,025
    Intangible assets.......................................     1,672     1,007
    Reserve for accrued expenses............................       223     1,929
    Stock-based compensation................................     1,065       885
    Additional minimum pension liability....................     3,949        --
    Other...................................................     1,623       262
                                                              --------   -------
        Total deferred tax assets...........................    23,703    12,847
                                                              --------   -------

                                                  (table continued on next page)

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(table continued from previous page)

                                                                2002      2001
                                                                ----      ----
                                                                (IN THOUSANDS)
Deferred tax liabilities:
    Depreciation............................................  $   (179)  $(1,116)
    Pension plan............................................    (3,446)   (3,089)
    Accretion of discount...................................      (444)     (455)
    Purchase accounting adjustments.........................    (4,794)       --
    Deferred real estate investment trust dividend
      recognition...........................................    (4,127)       --
    Net unrealized gain on securities available for sale....    (6,733)     (283)
    Other...................................................    (1,142)   (1,013)
                                                              --------   -------
        Total deferred tax liabilities......................   (20,865)   (5,956)
                                                              --------   -------
        Net deferred tax asset..............................  $  2,838   $ 6,891
                                                              --------   -------
                                                              --------   -------

    Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates sufficient net taxable income. Accordingly, Management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset. However, significant changes in the Company's operations and/or economic conditions could affect its ability to fully utilize the benefits of the deferred tax asset.

NOTE 14. EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

    The Company has a noncontributory defined benefit plan, funded through a self-administered trust, covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions are made to the plan equal to the minimum amount currently deductible for Federal income tax purposes. Plan assets are comprised of debt and equity securities. In addition, the Company has supplemental pension agreements with an officer as well as employees who retired prior to the formation of the current plan.

    In August 2002, the Company acquired Vista Bancorp. Vista also maintained a noncontributory defined benefit retirement plan, funded through a self-administered trust, covering most employees with one or more years of continuous employment. For the foreseeable future, the Company will retain Vista's benefit retirement plan ('Vista's Plan') separate and distinct from the Company's and those individuals under Vista's Plan will continue to earn benefits. The Company will evaluate its options during the course of 2003 to determine if Vista's Plan will continue to remain independent from the Company's.

POST RETIREMENT BENEFITS

    Expected costs of providing these benefits, including medical and life insurance coverage, are charged to expense during the years that the employees render service.

    Vista's post retirement health plan was merged into the Company's post retirement health plan as of January 1, 2003.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table sets forth the Company's pension benefits plan and post retirement benefits plan funded status for 2002 and 2001 (measurement date September 30):

                                                                                 POST RETIREMENT
                                                       PENSION BENEFITS PLAN      BENEFITS PLAN
                                                       ---------------------      -------------
                                                         2002        2001        2002       2001
                                                         ----        ----        ----       ----
                                                                     (IN THOUSANDS)
Projected benefit obligation at beginning of year....  $ 24,446    $ 22,936    $ 10,579   $  9,570
    Service cost.....................................       876         794         573        437
    Interest cost....................................     1,764       1,718         771        721
    Amendments.......................................        --          13          --         --
    Actuarial loss...................................     1,640         551       1,551        439
    Benefits paid....................................    (1,546)     (1,566)       (608)      (588)
                                                       --------    --------    --------   --------
Projected benefit obligation at end of year..........    27,180      24,446      12,866     10,579
                                                       --------    --------    --------   --------
    Plan assets fair value at beginning of year......    29,902      50,283          --         --
    Actual return on plan assets.....................    (3,554)    (18,847)         --         --
    Employer contribution............................        --          32         608        588
    Benefits paid....................................    (1,546)     (1,566)       (608)      (588)
                                                       --------    --------    --------   --------
Plan assets value at end of year.....................    24,802      29,902          --         --
                                                       --------    --------    --------   --------
Funded status........................................    (2,378)      5,456     (12,866)   (10,579)
Unrecognized transition obligation...................        --          --       2,896      3,186
Unrecognized prior service cost......................       916       1,062           6          7
Contributions paid between October 1 and
  December 31........................................        --          --         156        145
Unrecognized loss....................................    10,948       2,206       2,502        951
Additional minimum pension liability.................   (10,109)         --          --         --
                                                       --------    --------    --------   --------
Prepaid (accrued) benefit cost.......................      (623)      8,724      (7,306)    (6,290)
Intangible asset.....................................       916          --          --         --
Accumulated other comprehensive income adjustment....     9,193          --          --         --
                                                       --------    --------    --------   --------
Net prepaid (accrued) benefit cost...................  $  9,486    $  8,724    $ (7,306)  $ (6,290)
                                                       --------    --------    --------   --------
                                                       --------    --------    --------   --------
Discount rate........................................      6.75%       7.50%       6.75%      7.50%
Expected return on plan assets.......................      9.00%       9.00%         --         --
Rate of compensation increase........................      4.50%       4.50%         --         --

    The Company maintains a non-tax qualified plan for certain of its executives ('SERP') to supplement the benefit these executives can receive under the Company's 401(k) Plan and defined benefit plans. In connection with the SERP, the Company has $76.6 million in corporate owned life insurance at December 31, 2002.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company's net periodic (benefit) expense for 2002, 2001 and 2000 includes the following:

                                                                          POST RETIREMENT BENEFITS
                                               PENSION BENEFITS PLAN                PLAN
                                            ---------------------------   ------------------------
                                             2002      2001      2000      2002     2001     2000
                                             ----      ----      ----      ----     ----     ----
                                                                (IN THOUSANDS)
Net periodic (benefit) expense components:
    Service cost..........................  $   876   $   794   $   785   $  573   $  437   $  434
    Interest cost.........................    1,764     1,718     1,643      771      721      687
    Expected return on plan assets........   (4,018)   (4,458)   (3,955)      --       --       --
    Net deferral and amortization.........      147       182       269      291      290      299
    Recognized net actuarial loss
      (gain)..............................      589    (1,681)   (1,526)      --       --       --
                                            -------   -------   -------   ------   ------   ------
Net periodic (benefit) expense............  $  (642)  $(3,445)  $(2,784)  $1,635   $1,448   $1,420
                                            -------   -------   -------   ------   ------   ------
                                            -------   -------   -------   ------   ------   ------
Weighted average assumptions:
    Discount rate.........................     7.50%     7.75%     7.50%    7.50%    7.75%    7.50%
    Expected return on plan assets........     9.00%     9.00%     9.00%      --       --       --
    Rate of compensation increase.........     4.50%     4.50%     4.50%      --       --       --

    The assumed health care cost trend in measuring the expected cost of the post retirement benefits range from 5.0% through 6.0% in 2002, declining by 0.5% per year to an ultimate level of 5.0% by the year 2004.

    A 1% change in the assumed health care cost trend rate would have the following effects on the Company's post retirement benefits:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Effect on total service and interest cost (net periodic         $  254        $  (202)
  expense)..................................................
Effect on the post retirement benefits (projected benefit
  obligation)...............................................     1,965         (1,599)

OTHER BENEFITS

    Employees can make contributions to the Company's 401(k) Plan by means of payroll deductions of up to 15% of their compensation up to a maximum contribution of $10,500. Matching contributions are made by the Company for up to 5% of the employee's compensation at the discretion of the Board of Directors and totaled $360,000, $619,000 and $316,000 in 2002, 2001 and 2000,
respectively.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table sets forth Vista's pension benefits plan and post retirement benefits plan funded status for 2002 (measurement date
September 30):

                                                                                  POST
                                                                 PENSION       RETIREMENT
                                                              BENEFITS PLAN   BENEFITS PLAN
                                                              -------------   -------------
                                                                  2002            2002
                                                                  ----            ----
                                                                     (IN THOUSANDS)
Projected benefit obligation at date of acquisition              $ 5,756         $ 2,664
  (August 21, 2002).........................................
    Service cost............................................          25               3
    Interest cost...........................................          33               9
    Actuarial loss..........................................         158             120
    Benefits paid...........................................          (9)            (16)
                                                                 -------         -------
Projected benefit obligation at end of year.................       5,963           2,780
                                                                 -------         -------
    Plan assets fair value at beginning of year.............       4,733              --
    Actual return on plan assets............................        (320)             --
    Employer contribution...................................          --              16
    Benefits paid...........................................          (9)            (16)
                                                                 -------         -------
Plan assets value at end of year............................       4,404              --
                                                                 -------         -------
Funded status...............................................      (1,559)         (2,780)
Contributions paid between October 1 and December 31........          --              12
Unrecognized loss...........................................         510              85
Additional minimum pension liability........................        (473)             --
                                                                 -------         -------
Accrued benefit cost........................................      (1,522)         (2,683)
Accumulated other comprehensive income adjustment...........         473              --
                                                                 -------         -------
Net accrued benefit cost....................................     $(1,049)        $(2,683)
                                                                 -------         -------
                                                                 -------         -------
Discount rate...............................................        6.75%           6.75%
Expected return on plan assets..............................        8.00%             --
Rate of compensation increase...............................        4.00%             --

    Vista's net periodic expense from August 21, 2002, which was the date that the Company acquired Vista, through December 31, 2002 was as follows:

                                                                                  POST
                                                                 PENSION       RETIREMENT
                                                              BENEFITS PLAN   BENEFITS PLAN
                                                              -------------   -------------
                                                                  2002            2002
                                                                  ----            ----
                                                                     (IN THOUSANDS)
Net periodic (benefit) expense components:
    Service cost............................................     $    99         $    14
    Interest cost...........................................         134              33
    Expected return on plan assets..........................        (126)             --
                                                                 -------         -------
Net periodic expense........................................         107              47
    Purchase accounting adjustment..........................         788           1,313
                                                                 -------         -------
Total charges...............................................     $   895         $ 1,360
                                                                 -------         -------
                                                                 -------         -------
Weighted average assumptions:
    Discount rate...........................................        7.00%           7.00%
    Expected return on plan assets..........................        8.00%             --
    Rate of compensation increase...........................        4.00%             --

    The assumed health care cost trend in measuring the expected cost of the post retirement benefits was 6% for 2002 and for each future year.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    A 1% change in the assumed health care cost trend rate would have the following effects on the Vista Plan's post retirement benefits:

                                                                    1% INCREASE   1% DECREASE
                                                                    -----------   -----------
                                                                         (IN THOUSANDS)
      Effect on total service and interest cost (net periodic          $ 27          $ (21)
        expense)..................................................
      Effect on the post retirement benefits (projected benefit
        obligation)...............................................      417           (334)

NOTE 15. STOCK OPTION PLANS

    Under the Company's Officers Stock Incentive Plan (the 'Plan'), shares of the Company's Common Stock may be granted to the Company's employees. The Plan provides for the discretionary granting of stock options with or without stock appreciation rights. Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options granted have a maximum term of ten years and vest over a period of four years.

    Under the plan for Non-Employee Directors (the 'Directors Plan'), options to acquire shares of the Company's Common Stock may be granted to Non-Employee Directors. Each Non-Employee Director of the Company or its affiliates is eligible to receive options under the Directors Plan. The options granted have a term of ten years and vest over four years. Under the Directors Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant.

    In the fourth quarter of 2002, the Company adopted the fair value based method to recognize compensation expense on all its outstanding stock option awards, in accordance with the provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' as amended by SFAS No. 148, which permits retroactive restatement. Accordingly, the Company increased its employee benefits expense in its current and prior periods.

    The table below highlights the impact that adopting SFAS No. 148 had on the Company's employee benefits, net income and net income per share.

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
    Increase in employee benefits costs.....................  $ 437   $ 333   $ 387
    Reduction in net income.................................  $ 259   $ 197   $ 229
    Reduction in basic net income per common share..........  $0.02   $0.02   $0.02
    Reduction in diluted net income per common share........  $0.02   $0.02   $0.02

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively; dividend yield of 4.3%, 4.1% and 4.0% for 2002, 2001 and 2000, respectively; expected volatility of 28%, 28% and 25% for 2002, 2001 and 2000, respectively; risk-free interest rates of 4.3%, 4.8% and 6.3% for 2002, 2001 and 2000, respectively; and expected lives of 5 years for both plans. A summary of the status of both the Plan and the Directors Plan of the Company as of

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2002, 2001 and 2000 and changes during the years ended on those dates, adjusted for subsequent stock dividends and splits, is presented below:

                                             2002                 2001                   2000
                                      ------------------   ------------------   ----------------------
                                                WEIGHTED             WEIGHTED                 WEIGHTED
                                                AVERAGE              AVERAGE                  AVERAGE
                                                EXERCISE             EXERCISE                 EXERCISE
           OPTION SHARES              SHARES     PRICE     SHARES     PRICE       SHARES       PRICE
           -------------              ------     -----     ------     -----       ------       -----
Outstanding at beginning of year....  639,080    $17.75    662,436    $16.78      570,952      $15.52
Granted.............................  202,070     21.12     67,050     19.50      125,575       20.00
Exercised...........................  (34,165)     9.95    (89,281)    11.84      (33,423)       7.49
Forfeited...........................  (38,427)    21.60     (1,125)    20.00         (668)      12.26
                                      -------    ------    -------    ------      -------      ------
Outstanding at end of year..........  768,558    $18.79    639,080    $17.75      662,436      $16.78
                                      -------    ------    -------    ------      -------      ------
                                      -------    ------    -------    ------      -------      ------
Options exercisable at year-end.....  467,522              402,841                411,034
                                      -------              -------                -------
                                      -------              -------                -------
Weighted average fair value of
  options granted during the year...             $ 4.77               $ 4.10                   $ 4.35
                                                 ------               ------                   ------
                                                 ------               ------                   ------

    The following table summarizes information about the stock options outstanding at December 31, 2002, adjusted for the effect of subsequent stock dividends and splits.

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                          --------------------------------------   ----------------------
                                                          WEIGHTED
                                                           AVERAGE      WEIGHTED                 WEIGHTED
                RANGE OF                                  REMAINING     AVERAGE                  AVERAGE
                EXERCISE                    NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
                 PRICES                   OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
                 ------                   -----------   -------------    -----     -----------    -----
$ 9.07 - 10.74..........................     24,744          1.4         $10.52       24,744      $10.52
 11.52 - 11.70..........................     58,368          2.1          11.65       58,368       11.65
 11.93 - 12.40..........................     91,166          3.6          12.26       91,166       12.26
 15.32 - 17.62..........................     90,246          4.3          17.07       90,246       17.07
 19.50 - 21.82..........................    260,403          7.2          20.44      132,792       20.89
 22.05 - 25.81..........................    243,631          8.0          22.66       70,206       24.15
                                            -------          ---         ------      -------      ------
$ 9.07 - 25.81..........................    768,558          6.1         $18.79      467,522      $17.26
                                            -------          ---         ------      -------      ------
                                            -------          ---         ------      -------      ------

    The Plan also provides for granting of Restricted Stock Awards, which generally vest over a period of four years. Stock dividends and splits are granted to the employees when paid. Transactions involving these awards are summarized as follows:

                                                                   2002        2001         2000
                                                                   ----        ----         ----
    Restricted Stock Awards:
        Outstanding -- January 1,..............................    1,500        3,000       3,900
        Canceled...............................................     (525)          --          --
        Vested.................................................     (975)      (1,500)       (900)
                                                                  ------      -------      ------
        Outstanding -- December 31,............................       --        1,500       3,000
                                                                  ------      -------      ------
                                                                  ------      -------      ------

    Compensation expense recognized related to the Restricted Stock Awards was $24,000, $37,000 and $24,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

NOTE 16. LITIGATION, COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and, in its judgment, the

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's financial position and results of operations will not be materially affected by the outcome of any such proceedings.

    The Company has lease commitments facilities and equipment expiring at various dates through 2021. Rent expense on these leases amounted to approximately $2.1 million, $1.8 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The headquarters building lease has been accounted for as a capital lease, in accordance with SFAS No. 13 'Accounting for Leases,' (See Note 11 'Other Borrowings'). The minimum annual rentals under the terms of the lease agreements, excluding the capital lease, as of December 31, 2002, were as follows (in thousands):

    2003....................................................  $4,090
    2004....................................................   3,808
    2005....................................................   3,210
    2006....................................................   2,626
    2007....................................................   2,298
    Thereafter..............................................   7,046

    The above represents minimum rentals, not adjusted for possible future increases due to property taxes and cost of living escalation provisions.

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Balance Sheets. The contract or notional amounts of these instruments express the extent of involvement the Company has in each class of financial instrument.

    The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.

    Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon Management's credit evaluation of the borrower. Collateral held on these commitments varies. Standby letters of credit are conditional commitments issued by the Company insuring performance obligations of a customer to a third-party. These commitments commonly involve real estate transactions.

                                                                CONTRACT OR
                                                                 NOTIONAL
                                                                 AMOUNT AT
FINANCIAL INSTRUMENTS WHOSE CONTRACT                           DECEMBER 31,
AMOUNT REPRESENT CREDIT RISK                                       2002
----------------------------                                       ----
                                                              (IN THOUSANDS)
    Commitments for commercial and construction loans
      secured by real estate................................
                                                                 $ 65,331
    Unused portion of home equity lines of credit...........       90,999
    Unused portion of commercial lines of credit............      227,337
    Letters of credit.......................................       16,329

    The Company has entered into agreements with nine executive officers providing for the payment of cash and other benefits to them in the event of their voluntary or involuntary termination within three years following a change of control of the Company. Payment under these agreements in the event of a change in control would consist of a lump sum payment equal to two or 2.99 years of annual taxable compensation, depending on the officer involved. If any of the compensation or other benefits

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payable to an officer under his or her agreement results in additional taxes because the amounts are deemed to constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, the Company will make an additional payment so as to provide the officer with the compensation and benefits he or she would have received in the absence of such additional taxes.

    The Company is under a routine examination by the State of New Jersey, Department of Treasury, Division of Taxation. Management believes the results of the examination will not have a material impact on the consolidated financial condition or results of operations of the Company.

STOCKHOLDER RIGHTS PLAN

    On November 1, 2001, the Company adopted a stockholder rights plan. Under the rights plan, each stockholder of record on November 14, 2001 received a distribution of one Right for each share of Common Stock of the Company owned. Initially, the rights will be represented by the Company's Common Stock certificates, will not be traded separately from the Common Stock and will not be exercisable.

    The Rights will become exercisable only if a person or group acquires, or announces a tender offer that would result in ownership of, 12% or more of the Company's Common Stock, at which time each Right would enable the holder to buy one-hundredth of a share of the Company's Series A preferred stock at an exercise price of $75.00, subject to adjustment. Following the acquisition of 12% or more of the Company's Common Stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase shares of the Company's Common Stock at half-price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of Common Stock of the acquiring entity at one-half of the market price of those shares.

    The Company may redeem the Rights for $0.01 per Right at any time before the acquisition by a person or group of 12% or more of the Company's Common Stock. The rights will expire on November 1, 2011.

NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments,' requires that the Company disclose estimated fair values for its financial instruments. The fair value estimates are made at a discrete point in time based upon relevant market information and information about the financial instruments. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgment regarding a number of factors. These estimates are subjective in nature and involve some uncertainties. Changes in assumptions and methodologies may have a material effect on these estimated fair values. In addition, reasonable comparability between financial institutions may not exist due to a wide range of permitted valuation techniques and numerous estimates, which must be made. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS

    For those short-term instruments, the carrying value is a reasonable estimate of fair value.

SECURITIES

    Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Federal Reserve Bank and Federal Home Loan Bank stock is required to be maintained as part of membership. Cost approximates the fair value of these securities, as that is the amount at which the stock may be redeemed.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LOANS

    The fair value of loans is estimated by discounting the future cash flows using the build-up approach consisting of four components: the risk-free rate, credit quality, operating expense, and prepayment option price.

DEPOSITS

    The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the risk-free market rate.

SHORT-TERM AND OTHER BORROWINGS

    For short-term borrowings, the carrying value is a reasonable estimate of fair value. The fair values for other borrowings are calculated by discounting estimated future cash flows using current rates offered for borrowings of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

    The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements and the present credit worthiness of the counter parties. On this basis, these fees approximate the fair value. The Bank does not charge a fee on loan commitments and, consequently, there is no basis on which to calculate a fair value.

    The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                                         2002                      2001
                                                -----------------------   -----------------------
                                                 CARRYING                  CARRYING
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  ------     ----------     ------     ----------
                                                                 (IN THOUSANDS)
Financial assets
    Cash and short-term investments...........  $  109,585   $  109,585   $   55,764   $   55,764
    Securities available for sale.............     827,976      827,976      519,993      519,993
    Securities held to maturity...............      45,260       45,829       37,656       37,875
    Loans, net of allowance for loan losses...   1,644,662    1,666,330    1,223,447    1,231,660

Financial liabilities
    Deposits
        Demand................................     361,816      361,816      272,283      272,283
        Savings...............................     938,188      938,188      573,734      573,734
        Time..................................     853,404      861,199      554,687      555,871
                                                ----------   ----------   ----------   ----------
            Total deposits....................   2,153,408    2,161,203    1,400,704    1,401,888
Short-term borrowings.........................      38,787       38,787      121,955      121,955
Other borrowings..............................     376,565      401,161      255,269      259,399
Off-balance sheet financial instruments
  standby letters of credit...................          --          264           --           92

NOTE 18. SEGMENT REPORTING

    The Company has five reportable segments: Retail Banking, Commercial Banking, Investments, Trust and Investment Services, and All Other. The Retail Banking segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, and lease financing. In addition, the Retail Banking segment includes the branch network. The Commercial Banking segment provides term loans, demand secured loans, Small Business Administration ('SBA') financing, floor plan loans and financing for commercial real estate transactions. The Investments segment is comprised of the Company's securities portfolio,

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

which includes U.S. Treasury and Government Agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities and short-term investments. The Trust and Investment Services segment offers a full spectrum of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. The All Other segment is primarily comprised of the treasury function, which is responsible for managing interest rate risk. Additionally, certain revenues and expenses that are not allocable to a line of business are reflected in this area.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including one-time charges and amortization of intangible assets. For purposes of this review, interest income, which is tax-exempt from Federal taxation, has been restated to a tax-equivalent basis, which places tax-exempt income on a comparable basis with taxable income to facilitate analysis.

    The Company uses 'matched-maturity funds transfer pricing' and cost allocations to analyze segment reporting. Funds transfer pricing system matches interest income and expense against market rates to determine a net spread by product segment. The system allows for comparable performance evaluation of funds users and providers and supports asset/liability management. Without a transfer pricing system, funds users, such as the lending and investment functions, receive credit for interest income without being charged for the full amount of associated costs of funds, while funds providers, such as the branch network, would be charged with interest expense without being credited for the full amount of associated interest credit. Cost allocations are performed to allot expenses to the appropriate organizational units, products or responsibility centers.

    The Company's reportable segments are strategic business units that offer different products and services. Even though they are managed separately, the Company collectively cross-sells its products and services to customers.

    As of December 31, 2002, the Company allocated the goodwill and core deposit intangible to its reportable segments, based upon certain factors, including but not limited to, the segments respective contribution to the Company's earnings. As such, average goodwill of $23.1 million was allocated to the Retail Banking, $4.8 million to Commercial Banking and $0.2 million to Trust and Investment Services segments while the core deposit intangible was allocated exclusively to the Retail Banking segment.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following tables present the results of operations on a tax-equivalent basis and average balances by reportable segment for the years ended December 31, 2002, 2001 and 2000 (in thousands).

                                                                         TRUST AND
RESULTS OF OPERATIONS FOR THE      RETAIL     COMMERCIAL                 INVESTMENT
YEAR ENDED DECEMBER 31, 2002      BANKING      BANKING     INVESTMENTS    SERVICES    ALL OTHER   CONSOLIDATED
----------------------------      -------      -------     -----------    --------    ---------   ------------
Interest income................  $   46,601   $  45,789     $ 43,331       $   --     $  1,068     $  136,789
Interest expense...............      32,549          --       19,419           --           --         51,968
Funds transfer pricing
  allocation...................      42,252     (30,331)     (15,894)          --        3,973             --
                                 ----------   ---------    ---------       ------     --------     ----------
    Net interest income........      56,304      15,458        8,018           --        5,041         84,821
Provision for loan losses......       1,384       9,766           --           --           --         11,150
                                 ----------   ---------    ---------       ------     --------     ----------
    Net interest income after
      provision for loan
      losses...................      54,920       5,692        8,018           --        5,041         73,671
Non-interest income............       8,396       1,653        4,697        6,773        1,538         23,057
Non-interest expense...........      47,363       9,137        4,226        5,562        2,451         68,739
                                 ----------   ---------    ---------       ------     --------     ----------
    Net income (loss) before
      taxes....................  $   15,953   $  (1,792)    $  8,489       $1,211     $  4,128     $   27,989
                                 ----------   ---------    ---------       ------     --------     ----------
                                 ----------   ---------    ---------       ------     --------     ----------
Average balances:
Gross funds provided...........  $1,673,250   $      --     $401,269       $   --     $247,113     $2,321,632
Funds used:
    Interest-earning assets....     683,256     696,939      731,471           --           --      2,111,666
    Non-interest-earning
      assets...................      36,258       7,430       59,800          176      106,302        209,966
                                 ----------   ---------    ---------       ------     --------     ----------
Net funds provided (used)......  $  953,736   $(704,369)   $(390,002)      $ (176)    $140,811     $       --
                                 ----------   ---------    ---------       ------     --------     ----------
                                 ----------   ---------    ---------       ------     --------     ----------

                                                                         TRUST AND
RESULTS OF OPERATIONS FOR THE      RETAIL     COMMERCIAL                 INVESTMENT
YEAR ENDED DECEMBER 31, 2001      BANKING      BANKING     INVESTMENTS    SERVICES    ALL OTHER   CONSOLIDATED
----------------------------      -------      -------     -----------    --------    ---------   ------------
Interest income................  $   50,170   $  46,593     $ 43,500       $   --     $     --     $  140,263
Interest expense...............      42,096          --       22,979           --           --         65,075
Funds transfer pricing
  allocation...................      36,471     (28,014)     (14,903)          --        6,446             --
                                 ----------   ---------     --------       ------     --------     ----------
    Net interest income........      44,545      18,579        5,618           --        6,446         75,188
Provision for loan losses......       2,159         602           --           --           --          2,761
                                 ----------   ---------     --------       ------     --------     ----------
    Net interest income after
      provision for loan
      losses...................      42,386      17,977        5,618           --        6,446         72,427
Non-interest income............      10,064         873        3,942        7,555          223         22,657
Non-interest expense...........      42,480       6,663        3,027        4,519        1,218         57,907
                                 ----------   ---------     --------       ------     --------     ----------
    Net income before taxes....  $    9,970   $  12,187     $  6,533       $3,036     $  5,451     $   37,177
                                 ----------   ---------     --------       ------     --------     ----------
                                 ----------   ---------     --------       ------     --------     ----------
Average balances:
Gross funds provided...........  $1,423,515   $      --     $407,984       $   --     $190,158     $2,021,657
Funds used:
    Interest-earning assets....     655,259     575,845      630,890           --           --      1,861,994
    Non-interest-earning
      assets...................      12,110       3,536       55,310           --       88,707        159,663
                                 ----------   ---------     --------       ------     --------     ----------
Net funds provided (used)......  $  756,146   $(579,381)   $(278,216)      $   --     $101,451     $       --
                                 ----------   ---------    ---------       ------     --------     ----------
                                 ----------   ---------    ---------       ------     --------     ----------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                         TRUST AND
RESULTS OF OPERATIONS FOR THE      RETAIL     COMMERCIAL                 INVESTMENT
YEAR ENDED DECEMBER 31, 2000      BANKING      BANKING     INVESTMENTS    SERVICES    ALL OTHER   CONSOLIDATED
----------------------------      -------      -------     -----------    --------    ---------   ------------
Interest income................  $   58,918   $  49,774     $ 48,199       $   --     $     --     $  156,891
Interest expense...............      55,344          --       29,043           --           --         84,387
Funds transfer pricing
  allocation...................      48,720     (34,505)     (19,023)          (3)       4,811             --
                                 ----------   ---------     --------       ------     --------     ----------
    Net interest income........      52,294      15,269          133           (3)       4,811         72,504
Provision for loan losses......       2,688       2,042           --           --           --          4,730
                                 ----------   ---------     --------       ------     --------     ----------
    Net interest income after
      provision for loan
      losses...................      49,606      13,227          133           (3)       4,811         67,774
Non-interest income............      10,898         561        6,477        7,666        1,000         26,602
Non-interest expense...........      42,718       5,959        2,588        4,475        1,616         57,356
                                 ----------   ---------     --------       ------     --------     ----------
    Net income before taxes....  $   17,786   $   7,829     $  4,022       $3,188     $  4,195     $   37,020
                                 ----------   ---------     --------       ------     --------     ----------
                                 ----------   ---------     --------       ------     --------     ----------
Average balances:
Gross funds provided...........  $1,525,080   $   7,814     $382,890       $   88     $204,303     $2,120,175
Funds used:
    Interest-earning assets....     734,785     592,358      658,189           --           --      1,985,332
    Non-interest-earning
      assets...................      13,824       8,630       55,399           --       56,990        134,843
                                 ----------   ---------     --------       ------     --------     ----------
Net funds provided (used)......  $  776,471   $(593,174)   $(330,698)      $   88     $147,313     $       --
                                 ----------   ---------    ---------       ------     --------     ----------
                                 ----------   ---------    ---------       ------     --------     ----------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19. CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

    The condensed financial statements of United National Bancorp (parent company only) are presented below:

CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
                                                                (IN THOUSANDS)
ASSETS
    Cash and due from banks.................................  $    145   $  4,487
    Securities available for sale...........................     8,715     33,025
    Investment in subsidiaries..............................   307,777    166,535
    Other assets............................................     2,212      7,492
                                                              --------   --------
        Total assets........................................  $318,849   $211,539
                                                              --------   --------
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Junior subordinated debentures..........................  $ 47,847   $ 48,847
    Loan from subsidiary....................................     1,505      2,150
    Other liabilities.......................................     4,817      3,906
    Stockholders' equity....................................   264,680    156,636
                                                              --------   --------
        Total liabilities and stockholders' equity..........  $318,849   $211,539
                                                              --------   --------
                                                              --------   --------

CONDENSED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
INCOME
    Dividends from subsidiary...............................  $31,144   $30,282   $14,283
    Interest and dividends on securities....................      503       100       171
    Net gain from securities transactions...................       89        --        --
                                                              -------   -------   -------
        Total income........................................   31,736    30,382    14,454
                                                              -------   -------   -------
EXPENSE
    Interest expense on junior subordinated debentures......    3,485     2,081     2,064
    Interest expense on loan from subsidiary................       92       329       100
    Other expenses..........................................      573       583       456
                                                              -------   -------   -------
        Total expense.......................................    4,150     2,993     2,620
                                                              -------   -------   -------
Income before income tax benefit............................   27,586    27,389    11,834
Income tax benefit..........................................    1,246     1,014       860
                                                              -------   -------   -------
Income before (distributions in excess of) equity in
  undistributed income of subsidiary........................   28,832    28,403    12,694
(Distributions in excess of) equity in undistributed
  income of subsidiary......................................   (8,388)   (3,646)   11,978
                                                              -------   -------   -------
NET INCOME..................................................  $20,444   $24,757   $24,672
                                                              -------   -------   -------
                                                              -------   -------   -------

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
    Net income..............................................  $ 20,444    $ 24,757    $ 24,672
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net gain from securities transactions...............       (89)         --          --
    Trading account securities activity, net................        --          --         929
    Loss on retirement of junior subordinated debenture,
      net of taxes..........................................        --        (127)         --
    Decrease (increase) in other assets.....................     5,678      (1,125)     (1,790)
    Increase (decrease) in other liabilities................       911         (29)      1,081
    Restricted stock activity, net..........................        24          37          24
    Distributions in excess of (equity in undistributed)
      income of subsidiary..................................     8,388       3,646     (11,978)
                                                              --------    --------    --------
    Net cash provided by operating activities...............    35,356      27,159      12,938
                                                              --------    --------    --------
INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale....    49,598          --       8,658
    Purchase of securities available for sale...............   (23,955)    (30,040)     (3,822)
    Purchase of Vista Bancorp...............................   (37,943)         --          --
                                                              --------    --------    --------
    Net cash (used in) provided by investing activities.....   (12,300)    (30,040)      4,836
                                                              --------    --------    --------
FINANCING ACTIVITIES
    Issuance of junior subordinated debentures..............        --      30,000          --
    Retirement of junior subordinated debentures............        --      (2,700)         --
    Cash dividends on Common Stock..........................   (13,523)    (11,981)    (12,283)
    Proceeds from exercise of stock options.................       496         601         328
    Loan (repayment) advance from subsidiary................      (645)        148       2,002
    Purchase of treasury stock..............................   (13,726)     (8,727)     (7,820)
                                                              --------    --------    --------
    Net cash (used in) provided by financing activities.....   (27,398)      7,341     (17,773)
                                                              --------    --------    --------
    Net (decrease) increase in cash.........................    (4,342)      4,460           1
    Cash at beginning of year...............................     4,487          27          26
                                                              --------    --------    --------
    Cash at end of year.....................................  $    145    $  4,487    $     27
                                                              --------    --------    --------
                                                              --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Issuance of Common Stock for purchase accounting
      merger................................................  $109,685    $     --    $     --
                                                              --------    --------    --------
                                                              --------    --------    --------

CASH DIVIDEND RESTRICTIONS

    Substantially all of the revenue of the Company available for the payment of dividends on its stock will result from dividends paid to the Company by the Bank. The amount of dividends that the Bank may pay on its capital stock is subject to certain limitations imposed by New Jersey law. Thus, all dividends declared from time to time by the Board of Directors for any year shall not be paid unless the capital stock of the Bank is unimpaired and the Bank has a surplus of not less than 50% of its capital stock. In addition, the Bank is required by Federal law to obtain the prior approval of the Federal Reserve Board for the payment of dividends if the total of all dividends declared by the Board of Directors in any year will exceed the total of the Bank's net profits for that year combined with the retained net income for the preceding two years ('earnings limitation' test).

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Under the earnings limitation test, the Bank had available $2.7 million for the payment of cash dividends at December 31, 2002. Other sources available to the Company to fund its cash dividends in 2003 include cash on hand, proceeds from the sale of securities and short-term and long-term borrowings. Additionally, the Bank's ability to pay cash dividends under the earnings limitation test will increase by any net earnings it realizes during 2003.

    If the Company were to defer any payments of interest on its Trust Capital Securities by deferring payment on the junior subordinated debentures, it would be prohibited from paying dividends on its Common Stock until all deferred payments were made.

NOTE 20. CONSOLIDATED QUARTERLY FINANCIAL DATA -- (UNAUDITED)

                                                           FIRST    SECOND     THIRD    FOURTH
                                                          QUARTER   QUARTER   QUARTER   QUARTER
                                                          -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
    2002
        Interest income.................................  $29,873   $29,647   $33,625   $39,819
        Interest expense................................   11,711    11,941    13,192    15,124
                                                          -------   -------   -------   -------
        Net interest income.............................   18,162    17,706    20,433    24,695
        Provision for loan losses.......................    4,625     4,325     1,000     1,200
        Non-interest income, excluding
          securities transactions.......................    5,908     5,748     5,190     5,817
        Net gains from securities transactions..........       --        20       134       240
        Non-interest expense............................   14,689    16,539    17,650    19,861
        Provision (benefit) for income taxes............      803      (415)    1,406     1,926
                                                          -------   -------   -------   -------
        Net income......................................  $ 3,953   $ 3,025   $ 5,701   $ 7,765
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
        Net income per share -- basic...................  $  0.27   $  0.21   $  0.34   $  0.40
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
        Net income per share -- diluted.................  $  0.27   $  0.21   $  0.34   $  0.40
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------

    2001
        Interest income.................................  $37,569   $34,964   $33,616   $31,162
        Interest expense................................   20,167    17,360    15,252    12,296
                                                          -------   -------   -------   -------
        Net interest income.............................   17,402    17,604    18,364    18,866
        Provision for loan losses.......................      546       816       721       678
        Non-interest income, excluding
          securities transactions.......................    5,685     6,184     5,728     4,875
        Net gains from securities transactions..........      175        --        10        --
        Non-interest expense............................   14,800    14,962    14,009    14,136
        Provision for income taxes......................    2,095     2,145     2,723     2,505
                                                          -------   -------   -------   -------
        Net income......................................  $ 5,821   $ 5,865   $ 6,649   $ 6,422
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
        Net income per share -- basic *.................  $  0.38   $  0.39   $  0.44   $  0.42
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
        Net income per share -- diluted *...............  $  0.38   $  0.39   $  0.44   $  0.42
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------

---------

 * Net income per common share for the fourth quarter of 2001 adjusted for a $127 loss, net of taxes, or $0.01 per diluted share on the repurchase of $2.7 million in trust capital securities.

    All periods presented above have been restated for the effects of adopting SFAS No. 123, 'Accounting for Stock-Based Compensation,' which had the effect of reducing previously reported net income by $49,000 in the first quarter of 2002; $70,000 in the each of the second, third and fourth quarters of 2002; $44,000 in the first quarter of 2001; and $51,000 in each of the second, third and fourth quarters of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the caption 'Election of Directors,' the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the captions 'Executive Compensation', and 'Compensation Committee Interlocks and Insider Participation,' the information required by Item 11 and that information (other than information included in the Proxy Statement pursuant to Item 402(i), (k) and (l) of Regulation S-K) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    (c)
                                                                                          ------------------------
                                                                                            NUMBER OF SECURITIES
                                        (a)                                               REMAINING AVAILABLE FOR
                            ----------------------------               (b)                 FUTURE ISSUANCE UNDER
                             NUMBER OF SECURITIES TO BE    ----------------------------     EQUITY COMPENSATION
                              ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE         PLANS (EXCLUDING
                                OUTSTANDING OPTIONS,           PRICE OF OUTSTANDING       SECURITIES REFLECTED IN
      PLAN CATEGORY             WARRANTS AND RIGHTS        OPTIONS, WARRANTS AND RIGHTS         COLUMN (a))
      -------------             -------------------        ----------------------------         -----------
Equity compensation plans
  approved by security
  holders.................            740,313(1)                      $18.53                      826,575(2)
Equity compensation plans
  not approved by security
  holders.................               None                           None                         None
                                      -------                         ------                      -------
    Total.................            740,313                         $18.53                      826,575
                                      -------                         ------                      -------
                                      -------                         ------                      -------

---------

(1) This figure excludes 28,245 shares issuable under options assumed in prior acquisitions. The weighted average exercise price of these options was $12.76.

(2) This represents the number of securities available for future issuance under United's 2001 Non-Employee Director Long Term Equity Plan and United's 2001 Officer Long-Term Equity Plan, combined. Each plan provides for the grant of stock options and restricted stock awards. The number of shares available under the plans will be adjusted equitably for stock splits, stock dividends, recapitalizations, mergers and other changes in the capital stock of United. In addition, the number of shares available will be increased by stock options granted but not exercised and restricted stock grants that are forfeited.

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the caption 'Stock Ownership of Management and Principal Shareholders,' other information required by Item 12 and that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the caption 'Compensation Committee Interlocks and Insider Participation' and 'Certain Transactions,' the information required by Item 13 and that information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

    The Company's Management, including the CEO and the Treasurer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

    The consolidated financial statements and report of independent public accountants of United National Bancorp have been included in Item 8.

(A)(2) FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules are omitted as the required information, if applicable, is presented in the above financial statements or notes thereto.

(A)(3) OTHER EXHIBITS

List of Exhibits
 (3) (a) Certificate of Incorporation of the Company, as in effect on the date of this filing.
      (b) By-laws of the Company, as in effect on the date of this filing.
(10)  Material Contracts
      (a) Executive Supplemental Retirement Income Agreement and Conditions, Assumptions, and Schedule of Contributions and Phantom Contributions for six Executive Officers (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(f))).

      (b) Executive Death Benefit Master Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(g))).
      (c) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(h))).
      (d) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 1997 filed with the Securities and Exchange
           Commission on March 30, 1998 (Exhibit 10(i))).
      (e)  Directors Deferred Compensation Plan for United National
           Bancorp (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(j))).
      (f)  Directors Deferred Compensation Plan for United National
           Bank (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(k))).
      (g) Change of Control Agreements for nine executive officers effective November 14, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 2000 filed with the Securities and Exchange
           Commission on March 30, 2001 (Exhibit 10(i)))
      (h) Change of Control Agreements for one executive officer effective August 15, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002 (Exhibit 10(j))).
      (i)  2001 Officer Long-Term Equity Plan and the 2001 Non-Employee
           Director Long-Term Equity Plan for United National Bancorp (incorporated by reference on the Company's Report on Form S-8 filed with the Securities and Exchange Commission on August 22, 2001.)
      (j)  Common Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(a))).
      (k)  Capital Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(b))).
      (l)  Capital Securities Guarantee dated December 18, 2001
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(c))).
(21)  List of Subsidiaries
(23)  Consent of Independent Public Accountants

(B) REPORTS ON FORM 8-K

    A Form 8-K/A was filed on November 1, 2002 under Item 7 'Financial Statements, Pro Forma Financial Information and Exhibits.' This Form 8-K/A amends the Form 8-K filed on September 4, 2002 to include the required financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED NATIONAL BANCORP

                                          By         /s/ THOMAS C. GREGOR
                                              ..................................
                                                      THOMAS C. GREGOR
                                                   CHAIRMAN OF THE BOARD,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

Dated: March 18, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ THOMAS C. GREGOR             Chairman of the Board, President        March 18, 2003
 .........................................    and Chief Executive Officer
             THOMAS C. GREGOR                 and Director

           /s/ ALFRED J. SOLES              Vice President & Treasurer              March 18, 2003
 .........................................    (Principal Financial Officer)
             ALFRED J. SOLES

        /s/ A. RICHARD ABRAHAMIAN           Senior Vice President and Chief         March 18, 2003
 .........................................    Accounting Officer of UnitedTrust
          A. RICHARD ABRAHAMIAN               Bank (Principal Accounting
                                              Officer)

           /s/ GEORGE W. BLANK              Director                                March 18, 2003
 .........................................
             GEORGE W. BLANK

          /s/ C. DOUGLAS CHERRY             Director                                March 18, 2003
 .........................................
            C. DOUGLAS CHERRY

           /s/ HAROLD J. CURRY              Director                                March 18, 2003
 .........................................
             HAROLD J. CURRY

           /s/ BARBARA HARDING              Director                                March 18, 2003
 .........................................
             BARBARA HARDING

       /s/ WILLIAM T. KELLEHER, JR.         Director                                March 18, 2003
 .........................................
         WILLIAM T. KELLEHER, JR.

           /s/ JOHN R. KOPICKI              Director                                March 18, 2003
 .........................................
             JOHN R. KOPICKI

          /s/ ANTONIA S. MAROTTA            Director                                March 18, 2003
 .........................................
            ANTONIA S. MAROTTA

         /s/ JOHN W. MCGOWAN III            Director                                March 18, 2003
 .........................................
           JOHN W. MCGOWAN III

        /s/ PATRICIA A. MCKIERNAN           Director                                March 18, 2003
 .........................................
          PATRICIA A. MCKIERNAN

         /s/ CHARLES N. POND, JR.           Director                                March 18, 2003
 .........................................
           CHARLES N. POND, JR.

             /s/ PAUL K. ROSS               Director                                March 18, 2003
 .........................................
               PAUL K. ROSS

             /s/ ARLYN D. RUS               Director                                March 18, 2003
 .........................................
               ARLYN D. RUS

           /s/ DAVID R. WALKER              Director                                March 18, 2003
 .........................................
             DAVID R. WALKER

            /s/ RONALD E. WEST              Director                                March 18, 2003
 .........................................
              RONALD E. WEST

          /s/ GEORGE J. WICKARD             Director                                March 18, 2003
 .........................................
            GEORGE J. WICKARD

          /s/ J. MARSHALL WOLFF             Director                                March 18, 2003
 .........................................
            J. MARSHALL WOLFF

                                 CERTIFICATIONS

I, Thomas C. Gregor, certify that:

    1. I have reviewed this Annual Report on Form 10-K of United National
Bancorp;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the 'Evaluation Date'); and

        c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Thomas C. Gregor
 ................................
Thomas C. Gregor
Chairman of the Board,
President and Chief Executive Officer

I, Alfred J. Soles, certify that:

    1. I have reviewed this Annual Report on Form 10-K of United National
Bancorp;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the 'Evaluation Date'); and

        c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Alfred J. Soles
 ................................
Alfred J. Soles
Vice President and Treasurer
(Principal Financial Officer)