Form 10-K/A
period 2002-12-31
UNITED NATIONAL BANCORP
filed 2003-04-28
CIK 831959

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

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

________________________________________________________________________________

                             EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our 2002 Annual Report on Form 10-K (the "original filing"), which we filed on March 20, 2003, for the sole purpose of (i) amending Items 10 and 11 of the original filing to refer to additional captions in our Proxy Statement and (ii) including Exhibits 10(m) through 10(ff) which were not included with the original filing. We do not undertake to update any item in the original filing, except as set forth herein.

                                  PART I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the captions 'Election of Directors,' and 'Section 16(a) Beneficial Ownership Reporting Compliance' the information required by Item 10 with respect to directors of United and certain information with respect to executive officers and that information is incorporated herein by reference. Certain additional information regarding executive officers of United, who are not also directors, appears in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    United's Proxy Statement for its 2003 Annual Meeting will contain, under the captions 'Executive Compensation', 'Directors' Compensation' and 'Compensation Committee Interlocks and Insider Participation,' the information required by
Item 11 and that information (other than information included in the Proxy Statement pursuant to Item 402(i), (k) and (l) of Regulation S-K) is incorporated herein by reference.

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

(A)(3) OTHER EXHIBITS

Exhibits and Exhibit List

All exhibits to this Form 10-K/A designated with one asterisk (*) were filed with the initial filing of this Form 10-K on March 20, 2003 (the "initial filing"), exhibits designated with two asterisks (**) are filed herewith and those designated with three asterisks (***) were incorporated by reference into the initial filing. The exhibits designated by one (*) or three (***) asterisks are incorporated by reference herein.

 (3) (a) Certificate of Incorporation of the Company, as in effect on the date of this filing.*
      (b) By-laws of the Company, as in effect on the date of this filing.*

(10)  Material Contracts
      (a)  Executive Supplemental Retirement Income Agreement and
           Conditions, Assumptions, and Schedule of Contributions and
           Phantom Contributions for six Executive Officers
           (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
           (Exhibit 10(f))).***
      (b) Executive Death Benefit Master Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(g))).***
      (c) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(h))).***
      (d) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 1997 filed with the Securities and Exchange
           Commission on March 30, 1998 (Exhibit 10(i))).***
      (e)  Directors Deferred Compensation Plan for United National
           Bancorp (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(j))).***
      (f)  Directors Deferred Compensation Plan for United National
           Bank (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(k))).***
      (g) Change of Control Agreements for nine executive officers effective November 14, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 2000 filed with the Securities and Exchange
           Commission on March 30, 2001 (Exhibit 10(i))).***
      (h) Change of Control Agreements for one executive officer effective August 15, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002 (Exhibit 10(j))).***
      (i)  2001 Officer Long-Term Equity Plan and the 2001 Non-Employee
           Director Long-Term Equity Plan for United National Bancorp (incorporated by reference on the Company's Report on Form S-8 filed with the Securities and Exchange Commission on August 22, 2001.)***
      (j)  Common Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(a))).***
      (k)  Capital Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(b))).***
      (l)  Capital Securities Guarantee dated December 18, 2001
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(c))).***
      (m) Executive Supplemental Retirement Income Agreement for Richard Tappen, dated July 1, 1999.**
      (n) Amendment No. 1 to the Executive Deferred Bonus Plan of United National Bank.**
      (o) First Amendment to the United National Bank Trust for the Executive Supplemental Retirement Income Agreements, Executive Deferred Compensation Plan, Executive Death Benefit Master Agreement, and Directors Deferred Compensation Plan, dated as of August 30, 2000.**
      (p) Executive Supplemental Retirement Income Agreement for Raymond C. Kenwell, dated October 1, 2000.**
      (q) First Amendment to the Executive Supplemental Retirement Income Agreement for John J. Cannon, dated January 10, 2001.**
      (r) First Amendment to the Executive Supplemental Retirement Income Agreement for Thomas Gregor, dated January 10, 2001.**
      (s) First Amendment to the Executive Supplemental Retirement Income Agreement for Joanne Herb, dated January 10, 2001.**
      (t) First Amendment to the Executive Supplemental Retirement Income Agreement for Ralph L. Straw, dated January 10, 2001.**
      (u) First Amendment to the Executive Supplemental Retirement Income Agreement for Richard Tappen, dated January 10, 2001.**
      (v) Second Amendment to the Executive Supplemental Retirement Income Agreement for Warren R. Gerleit, dated January 10, 2001.**
      (w) First Amendment to the Director Deferred Compensation Plan of United National Bancorp, dated May 1, 2001.**
      (x) First Amendment to the Director Deferred Compensation Plan of United National Bank, dated May 1, 2001.**
      (y) Second Amendment to the Executive Deferred Bonus Plan of United National Bank, dated May 1, 2001.**
      (z) Second Amendment to the Executive Deferred Compensation Plan of United National Bank, dated May 1, 2001.**




     (aa) Executive Supplemental Retirement Income Agreement of Alfred J. Soles, dated March 1, 2002.**
     (bb) Third Amendment to the Executive Supplemental Retirement Income Agreement for Warren R. Gerleit, dated June 21, 2002.**
     (cc) Second Amendment to the Director Deferred Compensation Plan of United National Bancorp, dated November 19, 2002.**
     (dd) Second Amendment to the Director Deferred Compensation Plan of UnitedTrust Bank, dated November 19, 2002.**
     (ee) Third Amendment to the Executive Deferred Compensation Plan of UnitedTrust Bank, dated November 19, 2002.**
     (ff) Third Amendment to the Executive Deferred Bonus Plan of UnitedTrust Bank, dated November 19, 2002.**
(21)   List of Subsidiaries*
(23)   Consent of Independent Public Accountants March 18, 2003.*
(99)   Additional Exhibits
(a) Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(b) Certification of Vice President and Treasurer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**


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

                                          UNITED NATIONAL BANCORP

                                          By         /s/ ALFRED J. SOLES
                                              ..................................
                                                      ALFRED J. SOLES
                                               VICE PRESIDENT AND TREASURER

Dated: April 28, 2003

                                 CERTIFICATIONS

I, Thomas C. Gregor, certify that:

    1. I have reviewed this Annual Report on Form 10-K/A of United National Bancorp;

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

Date: April 28, 2003

/s/ Thomas C. Gregor
 ................................
Thomas C. Gregor
Chairman of the Board,
President and Chief Executive Officer

I, Alfred J. Soles, certify that:

    1. I have reviewed this Annual Report on Form 10-K/A of United National Bancorp;

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

Date: April 28, 2003

/s/ Alfred J. Soles
 ................................
Alfred J. Soles
Vice President and Treasurer
(Principal Financial Officer)

                              EXHIBIT INDEX

All exhibits to this Form 10-K/A designated with one asterisk (*) were filed with the initial filing of this Form 10-K on March 20, 2003 (the "initial filing"), exhibits designated with two asterisks (**) are filed herewith and those designated with three asterisks (***) were incorporated by reference into the initial filing. The exhibits designated by one (*) or three (***) asterisks are incorporated by reference herein.

 (3) (a) Certificate of Incorporation of the Company, as in effect on the date of this filing.*
      (b) By-laws of the Company, as in effect on the date of this filing.*

(10)  Material Contracts
      (a)  Executive Supplemental Retirement Income Agreement and
           Conditions, Assumptions, and Schedule of Contributions and
           Phantom Contributions for six Executive Officers
           (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998
           (Exhibit 10(f))).***
      (b) Executive Death Benefit Master Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(g))).***
      (c) Executive Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(h))).***
      (d) Executive Deferred Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 1997 filed with the Securities and Exchange
           Commission on March 30, 1998 (Exhibit 10(i))).***
      (e)  Directors Deferred Compensation Plan for United National
           Bancorp (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(j))).***
      (f)  Directors Deferred Compensation Plan for United National
           Bank (incorporated by reference to the Company's Annual
           Report on Form 10-K for the Year Ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 (Exhibit 10(k))).***
      (g) Change of Control Agreements for nine executive officers effective November 14, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended
           December 31, 2000 filed with the Securities and Exchange
           Commission on March 30, 2001 (Exhibit 10(i))).***
      (h) Change of Control Agreements for one executive officer effective August 15, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002 (Exhibit 10(j))).***
      (i)  2001 Officer Long-Term Equity Plan and the 2001 Non-Employee
           Director Long-Term Equity Plan for United National Bancorp (incorporated by reference on the Company's Report on Form S-8 filed with the Securities and Exchange Commission on August 22, 2001.)***
      (j)  Common Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(a))).***
      (k)  Capital Securities Guarantee dated March 21, 1997
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(b))).***
      (l)  Capital Securities Guarantee dated December 18, 2001
           (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
           2002 filed with the Securities and Exchange Commission on November 14, 2002 (Exhibit 10(c))).***
      (m) Executive Supplemental Retirement Income Agreement for Richard Tappen, dated July 1, 1999.**
      (n) Amendment No. 1 to the Executive Deferred Bonus Plan of United National Bank.**
      (o) First Amendment to the United National Bank Trust for the Executive Supplemental Retirement Income Agreements, Executive Deferred Compensation Plan, Executive Death Benefit Master Agreement, and Directors Deferred Compensation Plan, dated as of August 30, 2000.*
      (p) Executive Supplemental Retirement Income Agreement for Raymond C. Kenwell, dated October 1, 2000.**
      (q) First Amendment to the Executive Supplemental Retirement Income Agreement for John J. Cannon, dated January 10, 2001.**
      (r) First Amendment to the Executive Supplemental Retirement Income Agreement for Thomas Gregor, dated January 10, 2001.**
      (s) First Amendment to the Executive Supplemental Retirement Income Agreement for Joanne Herb, dated January 10, 2001.**
      (t) First Amendment to the Executive Supplemental Retirement Income Agreement for Ralph L. Straw, dated January 10, 2001.**
      (u) First Amendment to the Executive Supplemental Retirement Income Agreement for Richard Tappen, dated January 10, 2001.**
      (v) Second Amendment to the Executive Supplemental Retirement Income Agreement for Warren R. Gerleit, dated January 10, 2001.**
      (w) First Amendment to the Director Deferred Compensation Plan of United National Bancorp, dated May 1, 2001.**
      (x) First Amendment to the Director Deferred Compensation Plan of United National Bank, dated May 1, 2001.**
      (y) Second Amendment to the Executive Deferred Bonus Plan of United National Bank, dated May 1, 2001.**
      (z) Second Amendment to the Executive Deferred Compensation Plan of United National Bank, dated May 1, 2001.**




     (aa) Executive Supplemental Retirement Income Agreement of Alfred J. Soles, dated March 1, 2002.**
     (bb) Third Amendment to the Executive Supplemental Retirement Income Agreement for Warren R. Gerleit, dated June 21, 2002.**
     (cc) Second Amendment to the Director Deferred Compensation Plan of United National Bancorp, dated November 19, 2002.**
     (dd) Second Amendment to the Director Deferred Compensation Plan of UnitedTrust Bank, dated November 19, 2002.**
     (ee) Third Amendment to the Executive Deferred Compensation Plan of UnitedTrust Bank, dated November 19, 2002.**
     (ff) Third Amendment to the Executive Deferred Bonus Plan of UnitedTrust Bank, dated November 19, 2002.**

(21)  List of Subsidiaries*
(23)  Consent of Independent Public Accountants March 18, 2003.*

(99)  Additional Exhbits
      (a) Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
      (b) Certification of Vice President and Treasurer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**