Form 10-Q
period 2003-03-31
UNITED NATIONAL BANCORP
filed 2003-05-14
CIK 831959

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-16931

                             UNITED NATIONAL BANCORP
--------------------------------------------------------------------------------
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

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                [X] Yes   [ ] No

As of May 1, 2003, there were 18,941,309 shares of common stock, $1.25 par value, outstanding.

================================================================================

                             UNITED NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                                                      PAGE (S)
                                                                                                      --------
PART I - FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements and Notes to Consolidated Financial Statements ...........        1-7

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations ......       8-21

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk ..................................         22

ITEM 4 Controls and Procedures ....................................................................         22

PART II - OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K ...........................................................         23

SIGNATURES ........................................................................................         24

Certifications ....................................................................................      25-26

Part I - Financial Information

Item 1 - Financial Statements

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                   March 31,   December 31,
                                                                                     2003          2002
                                                                                  ----------   ------------
Assets
Cash and due from banks                                                           $   71,257    $   68,759
Short-term investments                                                                    --        40,826
Securities available for sale, at market value                                       913,000       827,976
Securities held to maturity (market value of $35,608 and $45,829 for 2003 and
   2002, respectively)                                                                35,098        45,260
Loans, net of unearned income                                                      1,740,818     1,665,069
   Less: allowance for loan losses                                                    21,484        20,407
                                                                                  ----------    ----------
      Loans, net                                                                   1,719,334     1,644,662
Premises and equipment, net                                                           35,199        35,673
Other real estate, net                                                                   919           570
Goodwill                                                                              79,663        79,663
Other intangible assets                                                               17,922        18,713
Cash surrender value of life insurance policies                                       77,620        76,649
Other assets                                                                          27,133        28,948
                                                                                  ----------    ----------
      Total assets                                                                 2,977,145     2,867,699
                                                                                  ==========    ==========
Liabilities and stockholders' equity
Liabilities
Deposits
   Demand                                                                            384,507       361,816
   Savings                                                                           957,643       938,188
   Time                                                                              837,566       853,404
                                                                                  ----------    ----------
      Total deposits                                                               2,179,716     2,153,408
Short-term borrowings                                                                123,595        38,787
Other borrowings                                                                     375,930       376,565
Other liabilities                                                                     32,060        34,259
                                                                                  ----------    ----------
      Total liabilities                                                            2,711,301     2,603,019
                                                                                  ----------    ----------

Stockholders' equity
Preferred stock, authorized 1,000,000 shares in 2003 and 2002
   None issued and outstanding                                                            --            --
Common stock, $1.25 par value,
   Authorized shares - 25,000,000 in 2003 and 2002
   Issued shares - 20,947,057 in 2003 and 20,937,783 in 2002
   Outstanding shares - 18,941,309 in 2003 and 18,999,035 in 2002                     26,184        26,172
Additional paid-in capital                                                           237,297       237,002
Retained earnings                                                                     40,240        36,430
Treasury stock, at cost - 2,005,223 shares in 2003 and 1,938,223 shares in 2002      (41,259)      (39,655)
Accumulated other comprehensive income                                                 3,382         4,731
                                                                                  ----------    ----------
      Total stockholders' equity                                                     265,844       264,680
                                                                                  ----------    ----------
      Total liabilities and stockholders' equity                                  $2,977,145    $2,867,699
                                                                                  ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                2003      2002
                                                              -------   --------
Interest income
Interest and fees on loans                                    $26,731   $21,039
Interest and dividends on securities available for sale:
   Taxable                                                      8,618     7,333
   Tax-exempt                                                   1,368     1,090
Interest and dividends on securities held to maturity:
   Taxable                                                         52        73
   Tax-exempt                                                     311       335
Interest on short-term investments                                154         3
                                                              -------   -------
      Total interest income                                    37,234    29,873
                                                              -------   -------

Interest expense
Interest on NOW accounts                                          315       282
Interest on money market accounts                                 541       188
Interest on savings deposits                                    1,151       958
Interest on time deposits                                       6,935     5,549
Interest on short-term borrowings                                 127       536
Interest on other borrowings                                    4,538     4,198
                                                              -------   -------
      Total interest expense                                   13,607    11,711
                                                              -------   -------
Net interest income                                            23,627    18,162
Provision for loan losses                                       1,470     4,625
                                                              -------   -------
Net interest income after provision for loan losses            22,157    13,537
                                                              -------   -------

Non-interest income
Trust income                                                    1,558     1,537
Service charges on deposit accounts                             1,497       954
Other service charges, commissions and fees                     1,054       871
Net gains from securities transactions                          2,849        --
Income on corporate owned life insurance                          971       829
Dissolution of joint venture                                       --     1,171
Other income                                                      609       546
                                                              -------   -------
      Total non-interest income                                 8,538     5,908
                                                              -------   -------

Non-interest expense
Salaries, wages and employee benefits                          10,248     7,568
Occupancy expense, net                                          2,791     1,429
Furniture and equipment expense                                 1,351     1,055
Data processing expense                                           977     1,130
Amortization of intangible assets                                 791       371
Other expenses                                                  4,916     3,136
                                                              -------   -------
      Total non-interest expense                               21,074    14,689
                                                              -------   -------

Income before provision for income taxes                        9,621     4,756
Provision for income taxes                                      2,054       803
                                                              -------   -------
Net income                                                    $ 7,567   $ 3,953
                                                              =======   =======

Net income per common share:
   Basic                                                      $  0.40   $  0.27
                                                              =======   =======
   Diluted                                                    $  0.40   $  0.27
                                                              =======   =======

Weighted Average Shares Outstanding:
   Basic                                                       18,981    14,736
                                                              =======   =======
   Diluted                                                     19,141    14,869
                                                              =======   =======

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                        Accumulated
                                                    Additional                             Other           Total
                                           Common    Paid-In     Retained   Treasury   Comprehensive   Stockholders'
                                           Stock     Capital     Earnings     Stock    Income (Loss)       Equity
                                          -------   ----------   --------   --------   -------------   -------------
Balance - December 31, 2002               $26,172    $237,002     $36,430   $(39,655)     $ 4,731        $264,680

Comprehensive income:
   Net income                                  --          --       7,567         --           --           7,567
   Unrealized holding gains on
      securities available for sale
      arising during the period, net of        --          --          --         --          336             336
      tax of $232
   Less: reclassification adjustment
      for gains included in net income,
      net of tax of $(1,164)                   --          --          --         --       (1,685)         (1,685)
                                                                                                         --------
Total comprehensive income                                                                                  6,218

Cash dividend declared (0.20 per share)        --          --      (3,757)        --           --          (3,757)

Stock activity:
   Exercise of stock options - 9,274
      shares                                   12         173          --         --           --             185
   Treasury stock purchased - 67,000
      shares                                   --          --          --     (1,604)          --          (1,604)

Stock-based compensation                       --         122          --         --           --             122
                                          -------    --------     -------   --------      -------        --------
Balance - March 31, 2003                   26,184     237,297      40,240    (41,259)       3,382         265,844
                                          =======    ========     =======   ========      =======        ========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2003        2002
                                                           ---------   --------
Operating activities
Net income                                                 $   7,567   $  3,953
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                               1,921      1,215
   Amortization (accretion) of securities premiums, net          448        (27)
   Provision for loan losses                                   1,470      4,625
   Benefit for deferred income taxes                            (135)      (203)
   Gain from securities transactions                          (2,849)        --
   Gain on disposition of premises and equipment                  --         (1)
   Increase in life insurance                                   (971)      (829)
   Decrease in other assets                                    2,796      4,849
   Decrease in other liabilities                              (2,064)    (6,857)
   Stock-based compensation                                      122         83
   Restricted stock activity, net                                 --         12
                                                           ---------   --------
      Net cash provided by operating activities                8,305      6,820
                                                           ---------   --------
Investing activities
Securities available for sale:
   Proceeds from sales of securities                          61,114      5,660
   Proceeds from maturities of securities                    132,157     36,292
   Purchases of securities                                  (278,209)   (83,131)
Securities held to maturity:
   Proceeds from maturities of securities                     10,147      2,419
   Purchases of securities                                        --     (6,130)
Net increase in loans                                        (76,142)   (21,238)
Expenditures for premises and equipment                         (656)      (361)
Proceeds from the sale of premises and equipment                  --          2
(Increase) decrease in other real estate, net                   (349)        66
                                                           ---------   --------
   Net cash used in investing activities                    (151,938)   (66,421)
                                                           ---------   --------
Financing activities
Net increase (decrease) in demand and savings deposits        42,146    (21,603)
Net (decrease) increase in time deposits                     (15,838)    24,466
Net increase (decrease) in short-term borrowings              84,808    (50,287)
Advances on other borrowed funds                              17,000     95,767
Repayments in other borrowed funds                           (17,635)      (232)
Cash dividends on common stock                                (3,757)    (2,930)
Proceeds from exercise of stock options                          185        203
Treasury stock acquired, at cost                              (1,604)    (5,792)
                                                           ---------   --------
   Net cash provided by financing activities                 105,305     39,592
                                                           ---------   --------
Net decrease in cash and cash equivalents                    (38,328)   (20,009)
Cash and cash equivalents at beginning of period             109,585     55,764
                                                           ---------   --------
Cash and cash equivalents at end of period                 $  71,257   $ 35,755
                                                           =========   ========
Supplemental disclosures of cash flow information
Cash paid during the period:
   Interest                                                   14,118     12,224
   Taxes paid                                                    197         --
Transfer of loans to other real estate                           374         --
                                                           =========   ========

See accompanying Notes to Consolidated Financial Statements.

                             UNITED NATIONAL BANCORP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

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

     Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 2003.

Note 2. Acquisition

     On August 21, 2002, Vista Bancorp, Inc. ("Vista") was merged with and into the Company with the Company being the surviving corporation (the "Vista Merger") in a transaction accounted for under the purchase method of accounting. Under the terms of the Vista Merger, the Company acquired all 5,350,637 outstanding shares of Vista in exchange for 4,695,184 shares of the Company's Common Stock and $37,943,095 in cash.

Note 3. Comprehensive Income

     Total comprehensive income amounted to the following for the periods indicated (in thousands):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   2003     2002
                                                                                 -------   -------
Net income                                                                       $ 7,567   $ 3,953
Unrealized holding gains on securities available for sale arising during the
   period, net of tax of $232 and $(1,832) in 2003 and 2002, respectively            336    (2,652)
Less: reclassification adjustment for gains included in net income, net of tax
   of $(1,164) in 2003                                                            (1,685)       --
                                                                                 -------   -------
Total comprehensive income                                                       $ 6,218   $ 1,301
                                                                                 =======   =======

Note 4. Net Income per Share

     Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during each year.

     Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding, as adjusted for the assumed exercise of common stock options, using the treasury stock method.

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
(In Thousands, Except Per Share Data)                            2003      2002
                                                               -------   -------
Net Income                                                     $ 7,567   $ 3,953
                                                               =======   =======
Basic weighted average common shares outstanding                18,981    14,736
Plus: dilutive stock options and awards                            160       133
                                                               -------   -------
Diluted weighted average common shares outstanding              19,141    14,869
                                                               =======   =======
Net income per common share:
   Basic                                                       $  0.40   $  0.27
   Diluted                                                     $  0.40   $  0.27
                                                               =======   =======

Note 5. Goodwill and Other Intangibles

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002.

     The Company recorded a core deposit intangible of $14.8 million in connection with the Vista Merger during the third quarter of 2002. The core deposit intangible has an estimated life of 10 years and the Company amortized $370,000 during the first quarter of 2003. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $79.5 million in connection with the Vista Merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     During the first quarter of 2003, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $421,000, which primarily represented core deposit intangibles. The remaining amortization period of these core deposit intangibles is approximately 2.2 years.

Note 6. Recent Accounting Pronouncements

     In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002. In April 2003, the FASB announced that they will propose an accounting standard requiring all companies to expense the value of employee stock options based upon the fair value of options.

     Effective December 31, 2002, the Company elected to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995.

Note 7. Lines of Business - Segment Reporting

     The Company, for management purposes, is divided into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other.

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

     The following tables present the results of operations on a tax-equivalent basis and average balances by reportable segment for the periods presented below (in thousands).

                                                                             Trust and
Results of operation for the           Retail    Commercial                 Investment
  period ending March 31, 2003        Banking      Banking    Investments    Services    All Other   Consolidated
---------------------------------   ----------   ----------   -----------   ----------   ---------   ------------
Interest income                     $   14,910   $  11,865     $  11,584      $   --     $     --     $   38,359
Interest expense                         8,936          --         4,671          --           --         13,607
Funds transfer pricing allocation       13,296      (7,818)       (2,957)         --       (2,521)            --
                                    ----------   ---------     ---------      ------     --------     ----------
   Net interest income (loss)           19,270       4,047         3,956          --       (2,521)        24,752
Provision for loan losses                  871         599            --          --           --          1,470
                                    ----------   ---------     ---------      ------     --------     ----------
Net interest income (loss) after
   provision for loan losses            18,399       3,448         3,956          --       (2,521)        23,282
Non-interest income                      2,255         463         3,962       1,858           --          8,538
Non-interest expense                    14,754       2,416         2,496       1,408           --         21,074
                                    ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes      $    5,900   $   1,495     $   5,422      $  450     $ (2,521)    $   10,746
                                    ----------   ---------     ---------      ------     --------     ----------

Average balances:
Gross funds provided                $2,143,749   $      --     $ 426,405      $   --     $319,445     $2,889,599
Funds used:
   Interest-earning assets             945,216     754,381       863,242          --           --      2,562,839
   Non-interest-earning assets          82,465      13,509        77,013         500      153,273        326,760
                                    ----------   ---------     ---------      ------     --------     ----------
Net funds provided (used)           $1,116,068   $(767,890)    $(513,850)     $ (500)    $166,172     $       --
                                    ==========   =========     =========      ======     ========     ==========

                                                                             Trust and
Results of operation for the           Retail    Commercial                 Investment
  period ending March 31, 2002        Banking      Banking    Investments    Services    All Other   Consolidated
---------------------------------   ----------   ----------   -----------   ----------   ---------   ------------
Interest income                     $   10,304   $  10,760     $   9,601      $   --      $     --    $   30,665
Interest expense                         6,892          --         4,819          --            --        11,711
Funds transfer pricing allocation        6,183      (6,745)       (3,716)         --         4,278            --
                                    ----------   ---------     ---------      ------      --------    ----------
   Net interest income                   9,595       4,015         1,066          --         4,278        18,954
Provision for loan losses                  367       4,258            --          --            --         4,625
                                    ----------   ---------     ---------      ------      --------    ----------
Net interest income (loss) after
   provision for loan losses             9,228        (243)        1,066          --         4,278        14,329
Non-interest income                      1,717         292           937       1,721         1,241         5,908
Non-interest expense                    10,423       1,911           924       1,299           132        14,689
                                    ----------   ---------     ---------      ------      --------    ----------
Net income (loss) before taxes      $      522   $  (1,862)    $   1,079      $  422      $  5,387    $    5,548
                                    ----------   ---------     ---------      ------      --------    ----------

Average balances:
Gross funds provided                $1,385,269   $      --     $ 403,711      $   --      $195,369    $1,984,349
Funds used:
   Interest-earning assets             592,133     647,936       575,550          --            --     1,815,619
   Non-interest-earning assets          12,212       2,598        57,236          --        96,684       168,730
                                    ----------   ---------     ---------      ------      --------    ----------
Net funds provided (used)           $  780,924   $(650,534)    $(229,075)     $   --      $ 98,685    $       --
                                    ==========   =========     =========      ======      ========    ==========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2003, and 2002 and should be read in conjunction with the related financial statements and accompanying notes presented elsewhere herein. Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be attained for any other period.

                                  VISTA MERGER

     On August 21, 2002, the Company acquired Vista Bancorp, Inc. ("Vista") in a transaction accounted for under the purchase method of accounting (the "Vista Merger"). Under the terms of the Vista Merger, the Company acquired all 5,350,637 outstanding shares of Vista in exchange for 4,695,184 shares of the Company's Common Stock and $37,943,095 in cash.

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

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about earnings, opportunities, and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", "anticipate", "optimistic", or by expressions of confidence such as "for the coming months", "consistent", "continue", "strong", "superior" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, expected cost savings from the Vista Merger or other planned programs not being realized or not being realized within the expected time frame; income or revenues from the Vista Merger or other planned programs being lower than expected or operating costs higher; competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of economic conditions in New Jersey or Pennsylvania; changes in legal, regulatory and tax structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. The Company does not assume any obligation for updating any such forward-looking statements at any time.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company's Annual Report on Form 10-K, filed on March 20, 2003, in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Earnings Summary

     The Company reported net income for the first quarter of 2003 of $7.6 million, up 91% from the $4.0 million earned in the three months ended March 31, 2002. Diluted per share earnings were $0.40 in the first quarter of 2003, up 48% over the $0.27 recorded for the first quarter of 2002. The increase in earnings over the prior year period resulted from a decreased loan loss provision compared to the first quarter of 2002 as well as gains on securities transactions. The substantial decrease in the loan loss provision for the current quarter was related primarily to one large credit that was placed on non-accrual in the first quarter of 2002 and the continued improvement in asset quality. The gains on securities transactions largely resulted from the sale of mortgage-backed securities to take advantage of current market conditions and the opportunity to reinvest the proceeds, expecting that otherwise these securities would have been prepaid in the near term at par value.

     The return on average assets was 1.06% and 0.81% for the first quarter of 2003 and 2002, respectively while the return on average stockholders' equity was 11.46% and 10.13% for the first quarter of 2003 and 2002, respectively. The higher loan loss provision recorded in the first quarter of 2002 adversely affected the return on average assets and the return on average stockholders' equity for that period. The return on average assets and return on average equity for the first quarter of 2003 were both adversely impacted by the Vista merger and the required application of the purchase method of accounting, which resulted in a greater increase in stockholders' equity than would have occurred had the transaction been structured under the pooling of interests method of accounting, which is currently not permitted.

Net Interest Income

     The Company's most significant revenue source is net interest income, which represents the difference between interest earned on assets and interest paid to depositors and other creditors. A portion of the Company's total interest income is derived from investments that are exempt from Federal taxation. Due to the "tax-free" nature of these investments, the amount of pretax income realized from them is less than the amount of pretax income realizable from comparable investments subject to Federal taxation. For purposes of the following discussion, interest exempt from Federal taxation has been restated to a fully tax-equivalent basis assuming a statutory tax rate of 35% for both the first quarter of 2003 and 2002. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

     A summary of net interest income on a tax-equivalent basis for the first quarter of 2003 and 2002 is presented in the following table (in thousands):

                                    Three Months Ended
                                         March 31,       2003 Over (Under) 2002
                                    ------------------   ----------------------
                                      2003      2002        Amount   Percent
                                     -------   -------      ------   -------
Interest income                      $38,359   $30,665      $7,694    25.1%
Interest expense                      13,607    11,711       1,896    16.2
                                     -------   -------      ------
   Net interest income               $24,752   $18,954      $5,798    30.6%
                                     =======   =======      ======    ====

     For the first quarter of 2003, tax-equivalent net interest income increased 31% to $24.8 million from $19.0 million in the first quarter of 2002. This growth resulted from an increase of $747 million in average interest earning assets primarily related to the acquisition of Vista during the third quarter of 2002, which was accounted for using the purchase method of accounting, partially offset by a 31 basis-point narrowing in the net interest margin.

     The net interest margin for the first quarter of 2003 was 3.88% as compared to 4.19% in the first quarter of 2002. This 31 basis point narrowing was partially attributable to a reduction in the net interest spread from 3.68% to 3.55%, the result of a more rapid fall in rates on earning assets than on interest bearing funds. The decline in the average rate on interest earning assets was largely due to a sharp rise in prepayments on mortgage-related assets, a 50 basis-point decline in the prime rate and in other short-term interest rates, and a higher level of average short-term investments. The remaining 18 basis-point decline in the net interest margin was attributable to a decline in the proportion of net non-interest bearing funds to total sources of funds primarily as a result of the Vista Merger and also as a result of the lower interest rate environment in 2003.

     Average interest earning assets grew $747.2 million or 41% in the first quarter of 2003 from the same quarter in 2002 as average loans, securities and short-term investments all increased. Average loans increased $456.5 million or 37% during the current quarter compared to the same quarter in 2002, primarily from loans added in the Vista Merger. Average securities rose $241.1 million or 42% in the first quarter of 2003 from the prior year, also due to the Vista Merger. Average short-term investments increased $49.6 million to $50.2 million in the first quarter of 2003 from $0.6 million in the first quarter of 2002, due to a sharp rise in prepayments on mortgage-related assets. Excluding the impact of the Vista Merger, average loans increased $42.7 million or 3% and average securities increased $58.6 million or 10%.

     Average deposits grew $764.5 million or 54% in the first quarter of 2003 from the same quarter last year. Average deposits for 2003 contained approximately $616.2 million in deposits resulting from the Vista Merger. Excluding the effect of the Vista Merger, average total deposits for the first quarter of 2003 increased $148.3 million or 11% from the first quarter of 2002. The increase in average deposits in the first quarter of 2003 over the first quarter of 2002 excluding the impact of the Vista Merger was largely attributable to an $18.0 million or 7% growth in average demand deposits and a $129.3 million or 23% growth in average savings deposits, which includes NOW and money market accounts. Time deposits, excluding the impact of the Vista Merger, increased a modest $1.0 million. The Company reduced its short-term borrowings by $60.8 million or 59% due to the effect of the Vista Merger as well as to the aforementioned growth in average deposits. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $86.4 million or 30% during the first quarter of 2003 from the prior year quarter. The increase in average other borrowings was principally due to liability extensions made to reduce the liability sensitivity of the Bank and higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans.

    Average Consolidated Balance Sheet, Net Interest Income and Net Interest
                          Margin (Tax-Equivalent Basis)

                                                                          Three Months Ended
                                                   -----------------------------------------------------------------
                                                            March 31, 2003                  March 31, 2002
                                                   -------------------------------   -------------------------------
                                                                Interest   Average                Interest   Average
                                                     Average     Income/    Yield/     Average     Income/    Yield/
(Dollars in Thousands)                               Balance     Expense     Rate      Balance     Expense     Rate
----------------------                             ----------   --------   -------   ----------   --------   -------
Assets:
   Short-term investments                          $   50,190   $   154     1.25%    $      601   $     3     1.86%
   Securities available for sale: (1)
      Taxable                                         645,187     8,795     5.45        433,711     7,333     6.76
      Non-taxable                                     129,972     2,105     6.48         97,439     1,677     6.89
   Securities held to maturity:
      Taxable                                           4,798        52     4.36          6,621        73     4.43
      Non-taxable                                      33,095       478     5.78         34,122       515     6.04
                                                   ----------   -------     ----     ----------   -------    -----
         Total securities                             813,052    11,430     5.62        571,893     9,598     6.71
                                                   ----------   -------     ----     ----------   -------    -----

   Loans: (2)
      Commercial                                      349,555     4,800     5.57        316,931     4,660     5.96
      Real estate - commercial                        471,283     8,151     7.01        356,638     6,520     7.31
      Real estate - residential                       478,215     7,187     6.01        272,489     4,474     6.57
      Consumer                                        400,544     6,637     6.72        281,691     4,986     7.18
      Credit card                                          --        --       --         15,376       424    11.17
                                                   ----------   -------     ----     ----------   -------    -----
         Total loans                                1,699,597    26,775     6.36      1,243,125    21,064     6.82
                                                   ----------   -------     ----     ----------   -------    -----
         Total interest-earning assets              2,562,839    38,359     6.03      1,815,619    30,665     6.79
                                                   ----------   -------     ----     ----------   -------    -----
   Allowance for loan losses                          (20,869)                          (12,479)
   Cash and due from banks                             68,775                            46,887
   Intangible assets                                   98,080                             5,060
   Other assets                                       180,774                           129,262
                                                   ----------                        ----------
      Total assets                                 $2,889,599                        $1,984,349
                                                   ==========                        ==========

Liabilities and stockholders' equity:
   Now accounts                                    $  275,100       315     0.46     $  154,087       282     0.74
   Money market accounts                              182,085       541     1.21         77,417       188     0.99
   Savings deposits                                   504,040     1,151     0.93        326,643       958     1.19
   Time deposits                                      847,145     6,935     3.32        577,443     5,549     3.90
                                                   ----------   -------     ----     ----------   -------    -----
      Total interest-bearing deposits               1,808,370     8,942     2.01      1,135,590     6,977     2.49
   Short-term borrowings                               42,149       127     1.22        102,970       536     2.11
   Other borrowed funds                               375,295     4,538     4.88        288,885     4,198     5.87
                                                   ----------   -------     ----     ----------   -------    -----
      Total interest-bearing liabilities            2,225,814    13,607     2.48      1,527,445    11,711     3.11
                                                   ----------   -------     ----     ----------   -------    -----

   Non-interest-bearing liabilities                   362,403                           270,636
   Other liabilities                                   33,547                            28,004
   Stockholders' equity                               267,835                           158,264
                                                   ----------                        ----------
      Total liabilities and stockholders' equity   $2,889,599                        $1,984,349
                                                   ==========                        ==========

   Net interest spread                                                      3.55                              3.68
   Effect of net non-interest-bearing funds                                 0.33                              0.51
                                                                            ----                             -----
Net interest income                                             $24,752                           $18,954
                                                                =======                           =======
Net interest margin                                                         3.88%                             4.19%
                                                                            ====                             =====

The tax-equivalent adjustment was $1,125 and $792 for the first quarter of 2003 and the first quarter of 2002, respectively.

----------
(1)  Securities available for sale are stated at amortized cost.

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

     The loan loss provision amounted to $1.5 million in the first quarter of 2003, representing a $3.1 million decrease from the first quarter of 2002 provision of $4.6 million. The substantial decrease in the loan loss provision for the current quarter was related primarily to one large credit that was placed on non-accrual in the first quarter of 2002 and the continued improvement in asset quality.

Non-Interest Income

     Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below (in thousands).

                                              Three Months Ended
                                                  March 31,        2003 Over (Under) 2002
                                              ------------------   ----------------------
                                                 2003     2002       Amount    Percent
                                                ------   ------      -------   -------
Trust income                                    $1,558   $1,537      $    21     1.4%
Service charges on deposit accounts              1,497      954          543    56.9
Other service charges, commissions and fees      1,054      871          183    21.0
Net gains from securities transactions           2,849       --        2,849      NM
Income on life insurance                           971      829          142    17.1
Dissolution of joint venture                        --    1,171       (1,171)     NM
Other income                                       609      546           63    11.5
                                                ------   ------      -------
   Total non-interest income                    $8,538   $5,908      $ 2,630    44.5%
                                                ======   ======      =======    ====

----------
NM - Not meaningful.

     Non-interest income amounted to $8.5 million in the first quarter of 2003, an increase of 45% from the $5.9 million earned in the first quarter of 2002. The increase from the first quarter of 2002 was attributable to the realization of $2.8 million in gains on securities transactions in the first quarter of 2003 and the impact of the Vista Merger, partly offset by a $1.2 million recovery on the dissolution of a joint venture in the first quarter of 2002. The Company sold $47 million in available for sale mortgage-backed securities during the first quarter of 2003 in an effort to realize gains and reinvest the proceeds, expecting that otherwise these securities would be prepaid in the near term at par value. Typically, such prepayments have an adverse effect on the yields on average loans and securities and, accordingly, on net interest income.

Non-Interest Expense

     The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses (in thousands):

                                                      Three Months Ended
                                                           March 31,       2003 Over (Under) 2002
                                                      ------------------   ----------------------
                                                         2003      2002       Amount   Percent
                                                      --------   -------      ------   -------
Salaries, wages and employee benefits                  $10,248   $ 7,568      $2,680     35.4%
Occupancy expense, net                                   2,791     1,429       1,362     95.3
Furniture and equipment expense                          1,351     1,055         296     28.1
Data processing expense                                    977     1,130        (153)   (13.5)
Amortization of intangible assets                          791       371         420    113.2
Other expenses:
   Legal and other professional service expense            988       791         197     24.9
   Marketing and shareholder communications expense      1,063       698         365     52.3
   Telecommunication expense                               497       323         174     53.9
   Loan origination/collection expense                     376       226         150     66.4
   Credit card expense                                      --       289        (289)      NM
   All other                                             1,992       809       1,183    146.2
                                                       -------   -------      ------
   Total other expenses                                  4,916     3,136       1,780     56.8
                                                       -------   -------      ------
      Total non-interest expense                       $21,074   $14,689      $6,385     43.5%
                                                       =======   =======      ======    =====

----------
NM - Not meaningful.

     Non-interest expense increased 44% to $21.1 million in the first quarter of 2003 over the $14.7 million incurred in the same quarter of 2002. The increase over the first quarter of 2002 was primarily due to the impact of the Vista Merger of approximately $3.4 million, higher pension and healthcare costs, a substantial increase in snow removal/parking lot maintenance costs, increased intangible asset amortization related to the Vista Merger, and a $500,000 charge incurred on the settlement of a lawsuit with a vendor used in the divested credit card business. The increase in snow removal/parking lot maintenance costs amounted to $659,000. Partly offsetting these expense increases were declines in data processing expense related to the in-house processing of checks and lower credit card expense resulting from the sale of this portfolio.

     The Company adopted the fair value based method to recognize compensation expense on all of its outstanding stock option awards in the fourth quarter of 2002, in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which permits retroactive restatement. Accordingly, the Company increased its employee benefit expense in its prior period.

Income Taxes

     The provision for income taxes amounted to $2.1 million in the first quarter of 2003 from the $0.8 million incurred in the first quarter of 2002. The increase in the income tax provision was due to a 102% increase in income before provision for income taxes and a higher effective tax rate. The effective tax rate was 21% for the first quarter of 2003 and 17% for the first quarter of 2002. The increase in the effective tax rate was largely due to an increase in the proportion of taxable income to income before provision for income taxes compared to the prior year.

                      LINES OF BUSINESS - SEGMENT REPORTING

     The Company, for management purposes, is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information on a fully tax-equivalent basis for the lines of business is presented in "Note 7. Lines of Business - Segment Reporting" of this report.

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

Retail Banking

     Retail Banking meets the needs of individuals and small businesses. This segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, and lease financing. In addition, this segment includes the branch network. Income before taxes for this segment in the first quarter of 2003, increased $5.4 million from the first quarter of 2002 due to increases of $9.7 million in net interest income and $0.5 million in non-interest income. This was offset by increases in non-interest expense of $4.3 million and an increase in the allocation of the provision for loan losses of $0.5 million. The higher net interest income was primarily related to increased average residential mortgage loans and wider-spread average core deposits when compared to the first quarter of 2002. The increases in non-interest income and non-interest expense were mainly due to the Vista Merger, and the increase in the loan loss provision was due primarily to the Vista Merger and increased loan volume.

Commercial Banking

     Commercial Banking provides term loans, demand secured loans, Small Business Administration ("SBA") financing, floor plan loans and financing for commercial and construction lending and commercial credit to middle-market businesses. It also includes the operations of United Commercial Capital Group, which provides non-traditional real estate and commercial financings. Pretax results in the first quarter of 2003 increased $3.4 million from the first quarter of 2002 primarily due to a $3.7 million decrease in the loan loss provision allocation. In the first quarter of 2002, a $3.7 million provision was made related to the Suprema Specialties credit facility. In addition, non-interest expense increased $0.5 million due to the Vista Merger.

Investments

     The Investments segment is comprised of the Company's securities portfolio, which includes U.S. Treasury and Federal Agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities and short-term investments. Pretax income for the first quarter of 2003 increased $4.3 million over the first quarter of 2002 due to a $2.9 million increase in net interest income and a $3.0 million increase in non-interest income, partially offset by a $1.6 million increase in non-interest expense. The increase in net interest income was largely due to a 50% growth in average investment securities and wider spreads on mortgage-backed securities purchased during the past six months, while the increase in non-interest income was due to the realization of $2.8 million of investment securities gains. The increase in non-interest expense was due to a larger allocation of corporate overhead due to the increased pretax income.

Trust and Investment Services

     The Trust and Investment Services segment derives revenue in the form of fees generated for the services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. Also included are fees generated from the financial services area, which provides uninsured financial products, including the sale of annuities, insurance and mutual funds. In the first quarter of 2003, income before taxes for this segment was virtually unchanged from the first quarter of 2002. Fees for trust services increased $0.1 million, which was offset by a similar increase in non-interest expense.

All Other

     The All Other segment primarily includes the impact of stockholders' equity and the allowance for loan losses, as well as funds transfer-pricing offsets. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this segment. Net loss before taxes in the first quarter of 2003 for this segment was $2.5 million as compared to net income before taxes of $5.4 million in the first quarter of 2002. This was due primarily to a $6.8 million decline in net interest income related to both the Vista Merger as well as a higher funds credit assigned to non-maturity core deposits in Retail Banking in the first quarter of 2003. Non-interest income decreased $1.2 million from the first quarter of 2002 due to a $1.2 million recovery from the dissolution of the UFS joint venture recorded in 2002.

     The following table shows the percentage contribution of the various lines of business to consolidated income before taxes on a fully tax-equivalent basis:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2003    2002
                                                                -----   -----
Retail banking                                                   54.9%    9.4%
Commercial banking                                               13.9   (33.5)
Investments                                                      50.5    19.4
Trust and investment services                                     4.2     7.6
All other                                                       (23.5)   97.1
                                                                -----   -----
Total consolidated                                              100.0%  100.0%
                                                                =====   =====

FINANCIAL CONDITION

Loan Portfolio

     An analysis of loans outstanding, net of unearned income, is presented in the following table (in thousands):

                                                       March 31,   December 31,
                                                         2003          2002
                                                       ---------   ------------
Commercial mortgage                                   $  391,872    $  399,826
Residential mortgage                                     494,067       447,940
Construction                                              80,418        81,808
Commercial                                               369,421       339,635
Consumer                                                 405,040       395,860
                                                      ----------    ----------
   Total                                              $1,740,818    $1,665,069
                                                      ==========    ==========

     At March 31, 2003, total loans increased $75.7 million or 5% from year-end 2002, which represents an annual growth rate of 18%. The Company achieved strong growth in residential, commercial and consumer loans, which increased $46.1 million, $29.8 million and $9.2 million, respectively. On an annualized basis, this represents growth of 41%, 35% and 9%, respectively. Activity in the commercial mortgage portfolio, which declined $8.0 million from year-end 2002, has been impacted by the adverse weather conditions this past winter.

Asset Quality

     Lending policies are formulated by the Company's Senior Lending Officer and reviewed and approved by the Board of Directors of the Company and the Bank. Loan approval requirements are dictated by the policies for the respective loan areas of the Bank, which are based on, but not limited to, reputation of the customer, collateral securing the loan, capital, ability to repay, and current economic conditions. Individual approval limits for each of the Bank's loan officers have been reviewed and reset, as appropriate. However, authority for approval of credits between $1 million and $5 million, is still retained by the Bank's Management Loan Committee, consisting of the Bank's Chief Executive Officer, President, Chief Operating Officer and Senior Lending Officer, Executive Vice President Commercial and Consumer Lending, Executive Vice President Real Estate Lending, Senior Vice President and Commercial Real Estate Department Head, Vice President and Commercial Loan Department Head and the Senior Credit Officer, as appropriate. Additionally, the Executive Committee of the Board of Directors of the Company and the Bank approve credit extensions exceeding $5 million.

     Loan officers are required to identify potentially deteriorating loan situations through a self-reporting system. The Bank maintains a risk rating system for all commercial, construction and commercial real estate loans. Each of these loans is evaluated and given a rating upon origination. Subsequently, these loans are monitored on a regular basis and rating revisions are made, as appropriate. Each month, the Bank's lending staff reviews delinquent loans for all loan portfolios with the Credit Quality Committee of the Bank, consisting of the same management group as the Bank's Management Loan Committee as well as other lending department heads, and the Executive Committee of the Board of Directors of the Company and the Bank. These processes allow for implementation of a strategy to react in the early stage of a potential credit concern.

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

Non-Performing Assets

     The Company defines non-performing assets as non-accrual loans, impaired loans, loans past due 90 days or more and still accruing, other real estate owned and other assets owned. At March 31, 2003, non-performing assets totaled $16.8 million or 0.56% of total assets compared to $16.3 million or 0.57% of total assets at December 31, 2002.

     Non-performing loans at March 31, 2003 were $15.8 million or 0.91% of total loans, compared to $15.7 million or 0.95% of total loans at December 31, 2002.

     At March 31, 2003, the Company's holdings in other real estate owned amounted to $919,000 compared to $570,000 at December 31, 2002. Foreclosures will continue to result in assets migrating from non-performing loans to other real estate owned. It is the Company's intent to actively negotiate and dispose of these properties at fair market values, which are considered reasonable under the circumstances. In the first quarter of 2003, the Company recognized $68,000 in net recoveries relating to these properties compared to $7,000 in net costs during the first quarter of 2002. Other assets owned amounted to $66,000 at March 31, 2003 compared to $30,000 at December 31, 2002.

     The following table provides an analysis of non-performing assets as of the periods indicated (in thousands):

                                                            December 31,
                                     March 31,   ----------------------------------
                                       2003        2002     2001     2000     1999
                                     ---------   -------   ------   ------   ------
Non-accrual loans (1)                 $13,957    $14,029   $4,373   $5,619   $4,382
Loans past due 90 days or more (2)      1,868      1,720    2,064    1,118    3,732
                                      -------    -------   ------   ------   ------
   Total non-performing loans          15,825     15,749    6,437    6,737    8,114

Other real estate owned (OREO) (3)        919        570      127      165       56
Other assets owned  (OAO) (4)              66         30       64       28       53
                                      -------    -------   ------   ------   ------
   Non-performing assets              $16,810    $16,349   $6,628   $6,930   $8,223
                                      =======    =======   ======   ======   ======
Troubled debt restructurings          $     4    $    12   $   --   $   14   $   28
                                      =======    =======   ======   ======   ======

Non-performing loans as a % of:
   Loans                                 0.91%      0.95%    0.52%    0.52%    0.64%
   Total assets                          0.53       0.55     0.33     0.32     0.39

Non-performing assets as a % of:
   Loans, OREO and OAO                   0.97       0.98     0.54     0.54     0.65
   Total assets                          0.56       0.57     0.34     0.33     0.39

----------
(1) Generally represents those loans on which Management has determined that borrowers may be unable to meet contractual principal and/or interest obligations or where interest or principal is past due for a period of 90 days or more (except when such loans are both well-secured and in the process of collection). When loans are placed on non-accrual status, all accrued but unpaid interest is reversed.

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

Loan Loss Experience

     The following table presents an analysis of the allowance for loan losses, including charge-offs and recoveries for the periods indicated.

                                                                 December 31,
                                        March 31,   -------------------------------------
                                          2003        2002      2001      2000      1999
                                        ---------   -------   -------   -------   -------
Beginning balance                       $20,407     $12,478   $12,419   $10,386   $11,174

Charge-offs                                (480)     (9,985)   (3,770)   (3,745)   (4,787)
Recoveries                                   87         640     1,068     1,048       967
                                        -------     -------   -------   -------   -------
Net charge-offs                            (393)     (9,345)   (2,702)   (2,697)   (3,820)
Provision for loan losses                 1,470      11,150     2,761     4,730     3,825
Addition related to vista merger             --       6,124        --        --        --
Reduction related to loan sale               --          --        --        --      (793)
                                        -------     -------   -------   -------   -------
Ending balance                          $21,484     $20,407   $12,478   $12,419   $10,386
                                        =======     =======   =======   =======   =======

Net charge-offs as a % of
   Average loans                           0.09%(1)    0.67%     0.22%     0.21%     0.34%

Allowance for loans losses as a % of:
   Loans                                   1.23        1.23      1.01      0.96      0.82
   Non-performing loans                  135.76      129.58    193.85    184.34    128.00

----------
(1)  Annualized basis.

Asset/Liability Management

     The Company's asset/liability management activities are intended to ensure adequate liquidity and to protect net interest revenue from the effect of adverse movements in the level of interest rates and the shape of the interest rate yield curve. The Asset/Liability Management Committee (the "ALCO") is responsible for monitoring the Company's liquidity and interest rate risk positions. The ALCO meets regularly to assess the Company's current and prospective risk exposure and to establish strategies to achieve net interest margin objectives. Both on-balance sheet and off-balance sheet (e.g., interest rate swap agreements) techniques are used to implement ALCO strategies.

     ALCO monitors and manages interest rate sensitivity through simulation and market value of equity analyses in order to avoid unacceptable earnings fluctuations due to interest rate changes. The Company's simulation model includes certain management assumptions based upon past experience and the expected behavior of customers during various interest rate scenarios. The assumptions include principal prepayments for various loan and security products and classifying the non-maturity deposit balances by degree of interest rate sensitivity.

     Management believes that the simulation of net interest income in different interest rate environments provides a meaningful and dynamic measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but the probability that such would occur. Income simulation also permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

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

     Currently, the Company's earnings simulation model employs a 400 basis point differential in rates (i.e., the difference between a rising rate projection and a declining rate projection) during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year and over a two-year timeframe. At March 31, 2003, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.

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

     The ALCO analysis includes an examination of the maturity and potential volatility characteristics of the Company's liabilities. Funding sources available to the Company include retail and commercial deposits, purchased liabilities and stockholders' equity. During 2002 and into 2003, the Company was able to reduce its reliance on short-term borrowings or other "purchased" funds to satisfy liquidity requirements through the growth in core deposits and the impact of the Vista Merger. Consequently, the sum of average time deposits of $100,000 and over and average short-term borrowings was $189 million or only 7% of average total assets at March 31, 2003.

     Additionally, asset liquidity is provided by short-term investments and the marketability of securities available for sale. Short-term investments averaged $50.1 million in the first quarter of 2003 while securities available for sale at market value averaged $792.9 million in the first quarter of 2003. The Company did not maintain any short-term investments at March 31, 2003, while securities available for sale at market value amounted to $913.0 million at March 31, 2003.

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

     The following table sets forth the market value of securities available for sale at March 31, 2003 and at December 31, 2002 (in thousands)

                                                        March 31,   December 31,
                                                          2003          2002
                                                        ---------   ------------
Debt Securities:
U.S. Treasury securities                                 $  3,144     $  3,174
Federal agency obligations                                 20,070       13,561
State and municipal securities                            131,419      134,629
Mortgage-backed securities                                618,459      546,733
Corporate debt securities                                 112,816      106,603
                                                         --------     --------
   Total debt securities                                  885,908      804,700
                                                         --------     --------
Equity securities:
Marketable equity securities                                4,790        4,259
Federal Reserve Bank and Federal Home Loan Bank Stock      22,302       19,017
                                                         --------     --------
   Total equity securities                                 27,092       23,276
                                                         --------     --------
   Total securities available for sale                   $913,000     $827,976
                                                         ========     ========

     The following table sets forth the amortized costs of securities held to maturity at March 31, 2003 and at December 31, 2002.

                                                        March 31,   December 31,
                                                          2003         2002
                                                        ---------   ------------
Debt Securities:
U.S. Treasury securities                                 $ 3,027       $ 3,048
State and municipal securities                            31,344        39,134
Mortgage-backed securities                                    --           831
Corporate debt securities                                    502         1,997
Foreign government securities                                225           250
                                                         -------       -------
   Total securities held to maturity                     $35,098       $45,260
                                                         =======       =======

     Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates, assuming prepayments, of one year or less, which totaled $417.4 million at March 31, 2003. Included within this figure are marketable equity securities amounting to $4.8 million. Debt securities consist primarily of U.S. Treasury securities, Federal agency obligations, mortgage-backed securities and state and municipal securities. All securities held by the Company are readily marketable. As of March 31, 2003, debt securities scheduled to mature within one year based upon estimated cash flows, amounted to $413.8 million and represented 47% of the total debt securities portfolio. Approximately 89% of the entire debt portfolio is projected to mature or reprice within five years, based upon estimated cash flows. There was no security issue held which represented more than 10% of the Company's stockholders' equity. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

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

     At March 31, 2003, total stockholders' equity was $265.8 million, an increase of $1.2 million from year-end 2002. During the first quarter of 2003, the Company generated net retained earnings of $3.8 million. These increases were partially offset by a reduction of $1.6 million resulting from the Company's purchases under its stock repurchase program of 67,000 shares to be held in Treasury at an average price of $23.95 per share and a decline of $1.3 million in the market value of the Company's available for sale securities portfolio from December 31, 2002 to March 31, 2003.

     The following reflects the Company's capital ratios as of March 31, 2003 and December 31, 2002 in accordance with current regulatory guidelines (dollars in thousands):

                                             March 31, 2003    December 31, 2002
                                            ----------------   -----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   ------
Risk-Based Capital Ratios:
Tier I Capital
   Actual                                   $211,346   10.21%  $208,429   10.34%
   Regulatory Minimum Requirement             82,763    4.00     80,602    4.00
   For Classification as Well Capitalized    124,144    6.00    120,903    6.00
Combined Tier I and Tier II Capital
   Actual                                    232,830   11.25    228,836   11.36
   Regulatory Minimum Requirement            165,525    8.00    161,204    8.00
   For Classification as Well Capitalized    206,907   10.00    201,505   10.00
Leverage Ratio:
   Actual                                    211,346    7.55    208,429    7.40
   Regulatory Minimum Requirement            112,041    4.00    112,603    4.00
   For Classification as Well Capitalized    140,052    5.00    140,754    5.00

     The Company's risk based capital ratios (Tier I Capital and Combines Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators to be considered well capitalized.

Common Stock and Dividends

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Stock Market. The market price of its common shares increased during the first three months of 2003 reaching a high of $24.31 near the end of the quarter. The Company's Common Stock price was $23.51 at March 31, 2003 compared to $23.05 at December 31, 2002. Book value per common share increased 0.8% during the first quarter of 2003 and amounted to $14.04 per share at March 31, 2003. This resulted in the Company's per share market price to book value rising to 167% from 165% at the end of 2002.

     The Company has paid cash dividends for 59 consecutive quarters since it commenced operations in 1988. While the Company presently expects to continue to pay dividends, no assurance can be given that dividends will be paid in the future since the declaration and payment of such dividends will be based on a number of factors considered by the Board of Directors, including current and prospective earnings, anticipated asset growth, the Company's capital position and the economic outlook. Future dividends will also depend on, among other things, the earnings and financial condition of the Bank, its need for funds and applicable governmental policies and regulations. Any deferral of payments due to the trust preferred securities would prevent the Company from paying dividends until the deferred amounts are paid.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     Information pertaining to this item can be found in the section "Asset/Liability Management" in Item 2 of this report.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     List of Exhibits

          (3)(a) Certificate of Incorporation of the Company, as in effect on the date of this filing (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Securities and Exchange Commission on March 20, 2003 (Exhibit 3(a)).

             (b) By-laws of the Company, as in effect on the date of this filing (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2003 (Exhibit 3(ii)).

          (10)      Material Contracts

             (a) Change of Control Agreement for H. Richard Minette effective January 21, 2003

          (99)      Additional Exhibits

             (a) Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b) Certification of Vice President and Treasurer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   UNITED NATIONAL BANCORP
                                                   (Registrant)


Dated: May 13, 2003                                By: /s/ Thomas C. Gregor
                                                       -------------------------
                                                   Thomas C. Gregor
                                                   Chairman, President and CEO


Dated: May 13, 2003                                By: /s/ Alfred J. Soles
                                                       -------------------------
                                                   Alfred J. Soles
                                                   Vice President & Treasurer
                                                   (Principal Financial Officer)

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

Date: May 13, 2003


/s/ Thomas C. Gregor
------------------------------------
Thomas C. Gregor
Chairman of the Board, President and
   Chief Executive Officer

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

Date: May 13, 2003


/s/ Alfred J. Soles
------------------------------------
Alfred J. Soles
Vice President and Treasurer (Principal Financial Officer)