Form 10-Q
period 2003-06-30
UNITED NATIONAL BANCORP
filed 2003-08-15
CIK 831959

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 [X] Yes [ ] No

As of August 1, 2003, there were 18,811,333 shares of common stock, $1.25 par value, outstanding.

================================================================================

                             UNITED NATIONAL BANCORP

                                   FORM 10 - Q

                                      INDEX

                                                                                                     PAGE(S)
                                                                                                     -------
PART I - FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements and Notes to Consolidated Financial Statements........      1-9

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ..    10-29

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk...............................       30

ITEM 4    Controls and Procedures.................................................................       30

PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders.....................................       31

ITEM 6    Exhibits and Reports on Form 8-K........................................................       32

SIGNATURES .......................................................................................       33

Part I - Financial Information

Item 1 - Financial Statements

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheet
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                   June 30,    December 31,
                                                                                     2003          2002
                                                                                  ----------   ------------
Assets
Cash and due from banks                                                           $   72,506    $   68,759
Short-term investments                                                                    --        40,826
Securities available for sale, at market value                                       773,945       827,976
Securities held to maturity (market value of $63,558 and $45,829 for 2003 and
   2002, respectively)                                                                62,739        45,260
Loans, net of unearned income                                                      1,901,891     1,665,069
   Less: allowance for loan losses                                                    22,090        20,407
                                                                                  ----------    ----------
      Loans, net                                                                   1,879,801     1,644,662
Premises and equipment, net                                                           33,389        35,673
Other real estate, net                                                                 1,543           570
Goodwill                                                                              79,663        79,663
Other intangible assets                                                               17,132        18,713
Cash surrender value of life insurance policies                                       78,568        76,649
Other assets                                                                          32,565        28,948
                                                                                  ----------    ----------
      Total assets                                                                 3,031,851     2,867,699
                                                                                  ==========    ==========

Liabilities and stockholders' equity
Liabilities
Deposits
   Demand                                                                            387,569       361,816
   NOW Accounts                                                                      287,802       267,668
   Money Market Accounts                                                             175,881       172,103
   Savings                                                                           521,760       498,417
   Time                                                                              838,590       853,404
                                                                                  ----------    ----------
      Total deposits                                                               2,211,602     2,153,408
Short-term borrowings                                                                157,951        38,787
Other borrowings                                                                     360,286       376,565
Other liabilities                                                                     34,869        34,259
                                                                                  ----------    ----------
      Total liabilities                                                            2,764,708     2,603,019
                                                                                  ----------    ----------

Stockholders' equity
Preferred stock, authorized 1,000,000 shares in 2003 and 2002
   None issued and outstanding                                                            --            --
Common stock, $1.25 par value,
   Authorized shares - 25,000,000 in 2003 and 2002
   Issued shares - 20,992,081 in 2003 and 20,937,783 in 2002
   Outstanding shares - 18,811,333 in 2003 and 18,999,035 in 2002                     26,240        26,172
Additional paid-in capital                                                           238,129       237,002
Retained earnings                                                                     44,112        36,430
Treasury stock, at cost - 2,180,223 shares in 2003 and 1,938,223 shares in 2002      (45,881)      (39,655)
Accumulated other comprehensive income                                                 4,543         4,731
                                                                                  ----------    ----------
      Total stockholders' equity                                                     267,143       264,680
                                                                                  ----------    ----------
      Total liabilities and stockholders' equity                                  $3,031,851    $2,867,699
                                                                                  ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                 June 30              June 30,
                                                           ------------------   -----------------
                                                             2003      2002       2003      2002
                                                           -------   --------   -------   -------
Interest income
Interest and fees on loans                                 $27,362   $ 20,552   $54,093   $41,591
Interest and dividends on securities available for sale:
   Taxable                                                   8,456      7,557    17,074    14,890
   Tax-exempt                                                1,291      1,125     2,659     2,215
Interest and dividends on securities held to maturity:
   Taxable                                                     179         55       231       128
   Tax-exempt                                                  271        351       582       686
Interest on short-term investments                               2          7       156        10
                                                           -------   --------   -------   -------
      Total interest income                                 37,561     29,647    74,795    59,520
                                                           -------   --------   -------   -------

Interest expense
Interest on NOW accounts                                       310        295       625       576
Interest on money market accounts                              510        181     1,051       370
Interest on savings deposits                                 1,079      1,168     2,230     2,126
Interest on time deposits                                    6,021      5,339    12,956    10,888
Interest on short-term borrowings                              451        462       578       998
Interest on other borrowings                                 4,015      4,496     8,553     8,694
                                                           -------   --------   -------   -------
      Total interest expense                                12,386     11,941    25,993    23,652
                                                           -------   --------   -------   -------
Net interest income                                         25,175     17,706    48,802    35,868
Provision for loan losses                                    1,605      4,325     3,075     8,950
                                                           -------   --------   -------   -------
Net interest income after provision for loan losses         23,570     13,381    45,727    26,918
                                                           -------   --------   -------   -------

Non-interest income
Trust income                                                 1,569      1,433     3,127     2,970
Service charges on deposit accounts                          1,868      1,006     3,365     1,960
Other service charges, commissions and fees                  1,140        908     2,194     1,779
Net gains from securities transactions                       1,297         20     4,146        20
Income on corporate owned life insurance                       948        830     1,919     1,659
Dissolution of joint venture                                    --         --        --     1,171
Gain on the disposition of credit card portfolio                --        920        --       920
Other income                                                   705        651     1,314     1,197
                                                           -------   --------   -------   -------
      Total non-interest income                              7,527      5,768    16,065    11,676
                                                           -------   --------   -------   -------

Non-interest expense
Salaries, wages and employee benefits                       11,096      7,618    21,344    15,186
Occupancy expense, net                                       2,112      1,414     4,903     2,843
Furniture and equipment expense                              1,369      1,091     2,720     2,146
Data processing expense                                        949      1,449     1,926     2,579
Amortization of intangible assets                              790        370     1,581       741
Merger-related charges                                          --        779        --       779
Other expenses                                               4,705      3,818     9,621     6,954
                                                           -------   --------   -------   -------
      Total non-interest expense                            21,021     16,539    42,095    31,228
                                                           -------   --------   -------   -------

Income before provision (benefit) for income taxes          10,076      2,610    19,697     7,366
Provision (benefit) for income taxes                         2,457       (415)    4,511       388
                                                           -------   --------   -------   -------
Net income                                                 $ 7,619   $  3,025   $15,186   $ 6,978
                                                           =======   ========   =======   =======

Net income per common share:
   Basic                                                   $  0.40   $   0.21   $  0.80   $  0.48
                                                           =======   ========   =======   =======
   Diluted                                                 $  0.40   $   0.21   $  0.80   $  0.47
                                                           =======   ========   =======   =======

Weighted Average Shares Outstanding:
   Basic                                                    18,860     14,607    18,920    14,671
                                                           =======   ========   =======   =======
   Diluted                                                  19,050     14,751    19,095    14,810
                                                           =======   ========   =======   =======

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                       Accumulated
                                                   Additional                             Other          Total
                                          Common     Paid-In    Retained   Treasury   Comprehensive   Stockholders'
                                          Stock      Capital    Earnings     Stock    Income (Loss)      Equity
                                         -------   ----------   --------   --------   -------------   -------------
Balance - December 31, 2002              $26,172    $237,002    $36,430    $(39,655)     $ 4,731        $264,680

Comprehensive income:
   Net income                                 --          --     15,186          --           --          15,186
   Unrealized holding gains on
      securities available for sale
      arising during the
      period, net of tax of $1,564            --          --         --          --        2,264           2,264
   Less: reclassification
      adjustment  for gains included
      in net income, net of
      tax of $(1,694)                         --          --         --          --       (2,452)         (2,452)
                                                                                                        --------
Total comprehensive income                                                                                14,998

Cash dividend declared
   (0.40 per share)                           --          --     (7,504)         --           --          (7,504)

Stock activity:
   Exercise of stock  options - 54,298
      shares                                  68         883         --          --           --             951
   Treasury stock  purchased - 242,000
      shares                                  --          --         --      (6,226)          --          (6,226)
Stock-based compensation                      --         244         --          --           --             244
                                         -------    --------    -------    --------      -------        --------
Balance - June 30, 2003                   26,240     238,129     44,112     (45,881)       4,543         267,143
                                         =======    ========    -======    ========      =======        ========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                           2003       2002
                                                                        ---------   ---------
Operating activities
Net income                                                              $  15,186   $   6,978
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            3,832       2,398
   Amortization of securities premiums, net                                   699          36
   Provision for loan losses                                                3,075       8,950
   (Benefit) expense for deferred income taxes                               (192)      1,310
   Gain on disposition of premises and equipment                               --          (1)
   Impairment on securities                                                    --         105
   Gain from securities transactions                                       (4,146)        (20)
   Net gain on the sale of credit cards                                        --        (920)
   Increase in life insurance                                              (1,919)     (1,659)
   Decrease in other assets                                                (3,293)     (4,806)
   Increase (decrease) in other liabilities                                   885        (151)
   Stock-based compensation                                                   244         201
   Restricted stock activity, net                                              --          24
                                                                        ---------   ---------
      Net cash provided by operating activities                            14,371      12,445
                                                                        ---------   ---------

Investing activities
Securities available for sale:
   Proceeds from sales of securities                                      176,253      15,041
   Proceeds from maturities of securities                                 242,561      52,818
   Purchases of securities                                               (361,793)   (131,197)
Securities held to maturity:
   Proceeds from maturities of securities                                  19,146       6,928
   Purchases of securities                                                (36,680)    (11,122)
Purchase of corporate owned life insurance                                     --      (1,725)
Net increase in loans                                                    (238,214)    (33,412)
Proceeds from the sale of credit card business, net                            --      14,495
Expenditures for premises and equipment                                    (1,158)     (1,157)
Proceeds from the sale of premises and equipment                            1,108           2
Increase in other real estate, net                                           (973)        (82)
                                                                        ---------   ---------
   Net cash used in investing activities                                 (199,750)    (89,411)
                                                                        ---------   ---------

Financing activities
Net increase in demand and savings deposits                                73,008      55,353
Net decrease in time deposits                                             (14,814)    (12,820)
Net increase (decrease) in short-term borrowings                          119,164      (4,232)
Advances on other borrowed funds                                           67,000     102,317
Repayments in other borrowed funds                                        (83,279)    (45,634)
Cash dividends on common stock                                             (7,504)     (5,836)
Proceeds from exercise of stock options                                       951         364
Treasury stock acquired, at cost                                           (6,226)     (7,114)
                                                                        ---------   ---------
   Net cash provided by financing activities                              148,300      82,398
                                                                        ---------   ---------
Net (decrease) increase in cash and cash equivalents                      (37,079)      5,432
Cash and cash equivalents at beginning of period                          109,585      55,764
                                                                        ---------   ---------
Cash and cash equivalents at end of period                              $  72,506   $  61,196
                                                                        =========   =========

Supplemental disclosures of cash flow information
Cash paid during the period:
   Interest                                                                25,962      25,319
   Taxes paid                                                               6,047       4,990
Transfer of loans to other real estate                                      1,024         148
                                                                        =========   =========

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

Note 3. Comprehensive Income

          Total comprehensive income amounted to the following for the periods indicated (in thousands):

                                                                  Three Months Ended   Six Months Ended
                                                                    June 30, 2003       June 30, 2003
                                                                  ------------------   -----------------
                                                                   2003       2002       2003     2002
                                                                  ------    -------    -------   -------
Net income                                                        $7,619    $ 3,025    $15,186   $ 6,978

Unrealized holding gains on securities available
   for sale arising during the period, net of tax of
   $1,332 and $6,759 in the three months ended June 30, 2003
   and 2002, respectively and tax of $1,564 and $4,928
   in the six months ended June 30, 2003 and 2002, respectively    1,928      9,787      2,264     7,135

Less: reclassification adjustment for gains included in net
   income, net of tax                                               (767)       (12)    (2,452)      (12)
                                                                  ------    -------    -------   -------
Total comprehensive income                                        $8,780    $12,800    $14,998   $14,101
                                                                  ======    =======    =======   =======

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

                                                     Three Months Ended    Six Months Ended
                                                        June 30, 2003       June 30, 2003
                                                     ------------------   -----------------
                                                        2003      2002     2003      2002
                                                      -------   -------   -------   -------
Net income                                            $ 7,619   $ 3,025   $15,186   $ 6,978
                                                      -------   -------   -------   -------
Basic weighted average common shares outstanding       18,860    14,607    18,920    14,671
Plus: dilutive stock options and awards                   190       144       175       139
                                                      -------   -------   -------   -------
Diluted weighted average common shares outstanding     19,050    14,751    19,095    14,810
                                                      =======   =======   =======   =======
Net income per common share:
   Basic                                              $  0.40   $  0.21   $  0.80   $  0.48
   Diluted                                            $  0.40   $  0.21   $  0.80   $  0.47
                                                      =======   =======   =======   =======

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

          The Company recorded a core deposit intangible of $14.8 million in connection with the Vista Merger during the third quarter of 2002. The core deposit intangible has an estimated life of 10 years and during the three- and six-months ended June 30, 2003 the Company amortized $372,000 and $742,000, respectively. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $79.5 million in connection with the Vista Merger. The goodwill will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

          During the three- and six-months ended June 30, 2003, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $418,000 and $839,000, respectively which primarily represented core deposit intangibles. The remaining amortization period of these core deposit intangibles is approximately 2.0 years.

Note 6. Recent Accounting Pronouncements

          Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company's consolidated financial statements.

          Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Company's consolidated financial statements.

          In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002. In April 2003, the FASB announced that they will propose an accounting standard requiring all companies to expense the value of employee stock options based upon the fair value of options.

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

          Net income before taxes on a fully tax-equivalent basis includes revenues and expenses directly associated with each line, plus allocations of certain indirect revenues and expenses. Centrally provided corporate services and general overhead are allocated in proportion to the contribution of each business line to consolidated pretax income prior to the inclusion of these costs. A matched maturity funds transfer method is employed to assign a cost of funds to the earning assets of each business line, as well as to a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on the historical net charge-off ratio for each line of business.

          The following tables present the results of operations on a tax-equivalent basis, using a 35% Federal tax rate, and average balances by reportable segment for the periods presented below (in thousands).

                                                                                Trust and
Results of Operations for the            Retail     Commercial                 Investment
   Three Months Ending June 30, 2003     Banking      Banking    Investments    Services    All Other   Consolidated
                                       ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent
   basis)                              $   15,136   $  12,272     $  11,223      $   --     $     --     $   38,631
Interest expense                            7,880          --         4,506          --           --         12,386
Funds transfer pricing allocation          12,566      (7,900)       (2,564)         --       (2,102)            --
                                       ----------   ---------     ---------      ------     --------     ----------
   Net interest income (loss)              19,822       4,372         4,153          --       (2,102)        26,245
Provision for loan losses                     385       1,220            --          --           --          1,605
                                       ----------   ---------     ---------      ------     --------     ----------
Net interest income (loss) after
   provision for loan losses               19,437       3,152         4,153          --       (2,102)        24,640
Non-interest income                         2,567         467         2,389       1,999          105          7,527
Non-interest expense                       14,488       2,518         2,434       1,478          103         21,021
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                        7,516       1,101         4,108         521       (2,100)        11,146
Tax-equivalent adjustment                      --         (46)       (1,024)         --           --         (1,070)
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes         $    7,516   $   1,055     $   3,084      $  521     $ (2,100)    $   10,076
                                       ----------   ---------     ---------      ------     --------     ----------

Average balances:
Gross funds provided                   $2,171,912   $      --     $  507,184     $   --     $318,450     $2,997,546
Funds used:
   Interest-earning assets              1,015,567     795,110       868,637          --           --      2,679,314
   Non-interest-earning assets             84,644      13,509        78,020         500      141,559        318,232
                                       ----------   ---------     ---------      ------     --------     ----------
Net funds provided (used)              $1,071,701   $(808,619)    $(439,473)     $ (500)    $176,891     $       --
                                       ----------   ---------     ---------      ------     --------     ----------

                                                                               Trust and
Results of Operations for the            Retail     Commercial                 Investment
   Three Months Ending June 30, 2002    Banking       Banking    Investments    Services    All Other   Consolidated
                                       ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent
   basis)                              $   10,229   $  10,346     $   9,890      $   --     $     --     $   30,465
Interest expense                            6,917          --         5,024          --           --         11,941
Funds transfer pricing allocation           8,590      (7,120)       (3,165)         --        1,695             --
                                       ----------   ---------     ---------      ------     --------     ----------
   Net interest income                     11,902       3,226         1,701          --        1,695         18,524
Provision for loan losses                    (246)      4,571            --          --           --          4,325
                                       ----------   ---------     ---------      ------     --------     ----------
Net interest income (loss) after
   provision for loan losses               12,148      (1,345)        1,701          --        1,695         14,199
Non-interest income                         2,646         474           950       1,712          (14)         5,768
Non-interest expense                       11,255       1,802         1,284       1,331          867         16,539
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                        3,539      (2,673)        1,367         381          814          3,428
Tax-equivalent adjustment                      --         (23)         (795)         --           --           (818)
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes         $    3,539   $  (2,696)    $     572      $  381     $    814     $    2,610
                                       ----------   ---------     ---------      ------     --------     ----------

Average balances:
Gross funds provided                   $1,414,136   $      --     $ 429,453      $   --     $187,858     $2,031,447
Funds used:
   Interest-earning assets                596,163     654,149       624,363          --           --      1,874,675
   Non-interest-earning assets             12,178       2,860        59,233          --       82,501        156,772
                                       ----------   ---------     ---------      ------     --------     ----------
Net funds provided (used)              $  805,795   $(657,009)    $(254,143)     $   --     $105,357     $       --
                                       ----------   ---------     ---------      ------     --------     ----------

                                                                               Trust and
Results of Operations for the            Retail     Commercial                 Investment
   Six Months Ending June 30, 2003      Banking       Banking    Investments    Services    All Other   Consolidated
                                       ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent
   basis)                              $   30,046   $  24,137     $  22,807      $   --     $     --     $   76,990
Interest expense                           16,816          --         9,177          --           --         25,993
Funds transfer pricing allocation          25,862     (15,718)       (5,521)         --       (4,623)            --
                                       ----------   ---------     ---------      ------     --------     ----------
   Net interest income (loss)              39,092       8,419         8,109          --       (4,623)        50,997
Provision for loan losses                   1,256       1,819            --          --           --          3,075
                                       ----------   ---------     ---------      ------     --------     ----------
Net interest income (loss) after
   Provision for loan losses               37,836       6,600         8,109          --       (4,623)        47,922
Non-interest income                         4,822         930         6,351       3,857          105         16,065
Non-interest expense                       29,242       4,934         4,930       2,886          103         42,095
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                       13,416       2,596         9,530         971       (4,621)        21,892
Tax-equivalent adjustment                      --         (90)       (2,105)         --           --         (2,195)
                                       ----------   ---------     ---------      ------     --------     ----------
Net income (loss) before taxes         $   13,416   $   2,506     $   7,425      $  971     $ (4,621)    $   19,697
                                       ----------   ---------     ---------      ------     --------     ----------
Average balances:
Gross funds provided                   $2,158,128   $      --     $ 466,795      $   --     $318,948     $2,943,871
Funds used:
   Interest-earning assets                980,712     774,746       865,940          --           --      2,621,398
   Non-interest-earning assets             83,531      13,509        77,517         500      147,416        322,473
                                       ----------   ---------     ---------      ------     --------     ----------
Net funds provided (used)              $1,093,885   $(788,255)    $(476,662)     $ (500)    $171,532     $       --
                                       ----------   ---------     ---------      ------     --------     ----------

                                                                               Trust and
Results of Operations for the            Retail     Commercial                 Investment
   Six Months Ending June 30, 2002      Banking       Banking    Investments    Services    All Other   Consolidated
                                       ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent
   basis)                              $   20,533   $  21,106     $  19,491      $   --      $     --    $   61,130
Interest expense                           13,809          --         9,843          --            --        23,652
Funds transfer pricing allocation          14,773     (13,865)       (6,881)         --         5,973            --
                                       ----------   ---------     ---------      ------      --------    ----------
   Net interest income                     21,497       7,241         2,767          --         5,973        37,478
Provision for loan losses                     247       8,703            --          --            --         8,950
                                       ----------   ---------     ---------      ------      --------    ----------
Net interest income (loss) after
   provision for loan losses               21,250      (1,462)        2,767          --         5,973        28,528
Non-interest income                         4,363         766         1,887       3,433         1,227        11,676
Non-interest expense                       21,678       3,713         2,208       2,630           999        31,228
                                       ----------   ---------     ---------      ------      --------    ----------
Net income (loss) before taxes (tax-
   equivalent basis)                        3,935      (4,409)        2,446         803         6,201         8,976
Tax-equivalent adjustment                      --         (48)       (1,562)         --            --        (1,610)
                                       ----------   ---------     ---------      ------      --------    ----------
Net income (loss) before taxes         $    3,935   $  (4,457)    $     884      $  803      $  6,201    $    7,366
                                       ----------   ---------     ---------      ------      --------    ----------

Average balances:
Gross funds provided                   $1,399,835   $      --     $ 416,582      $   --      $191,611    $2,008,028

Funds used:
   Interest-earning assets                594,311     651,043       599,956          --            --     1,845,310
   Non-interest-earning assets             12,163       2,729        58,235          --        89,591       162,718
                                       ----------   ---------     ---------      ------      --------    ----------
Net funds provided (used)              $  793,361   $(653,772)    $(241,609)     $   --      $102,020    $       --
                                       ----------   ---------     ---------      ------      --------    ----------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is an analysis of the financial condition and results of operations of the Company for the three- and six-months ended June 30, 2003 and 2002, and should be read in conjunction with the related financial statements and accompanying notes presented elsewhere herein. Results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of results to be attained for any other period.

                           FORWARD-LOOKING STATEMENTS

          The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about earnings, opportunities, and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", "anticipate", "optimistic", or by expressions of confidence such as "for the coming months", "consistent", "continue", "strong", "superior" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected benefits, cost savings and other benefits from the Vista acquisition or other planned programs not being realized or not being realized within the expected time frame; income or revenues from the Vista acquisition or other planned programs being lower than expected or operating costs higher; efficiencies of our operations not improving as a result of certain cost cutting measures, competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of economic conditions in New Jersey or Pennsylvania; changes in legal, regulatory and tax structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company does not assume any obligation for updating any such forward-looking statements at any time.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company's Annual Report on Form 10-K, filed on March 20, 2003, in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Earnings Summary

          The Company reported net income for the second quarter of 2003 of $7.6 million, up 152% from the $3.0 million earned in the three months ended June 30, 2002. Diluted per share earnings were $0.40 in the second quarter of 2003, up 90% over the $0.21 recorded for the second quarter of 2002. The increase in earnings per share over the prior year period resulted primarily from a decreased loan loss provision compared to the second quarter of 2002 as well as an increase in gains on securities transactions. The substantial decrease in the loan loss provision for the current quarter was related primarily to one large credit that was placed on non-accrual in the second quarter of 2002 and the continued improvement in asset quality. In the second quarter of 2002, the Company recorded a $2.8 million charge-off on a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the first quarter of 2002, and recorded a $2.4 million charge-off related to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter of 2002. The gains on securities transactions largely resulted from the sale of mortgage-backed securities to take advantage of current market conditions and the opportunity to reinvest the proceeds, expecting that otherwise these securities would have been prepaid in the near term at par value.

          The return on average assets was 1.02% and 0.60% for the second quarter of 2003 and 2002, respectively while the return on average stockholders' equity was 11.40% and 7.81% for the second quarter of 2003 and 2002, respectively. The higher loan loss provision recorded in the second quarter of 2002 adversely affected the return on average assets and the return on average stockholders' equity for that period.

Net Interest Income

          The Company's most significant revenue source is net interest income, which represents the difference between interest earned on assets and interest paid to depositors and other creditors. A portion of the Company's total interest income is derived from investments that are exempt from Federal taxation. Due to the "tax-free" nature of these investments, the amount of pretax income realized from them is less than the amount of pretax income realizable from comparable investments subject to Federal taxation. For purposes of the following discussion, interest exempt from Federal taxation has been adjusted to a fully tax-equivalent basis assuming a statutory tax rate of 35% for both the second quarter of 2003 and 2002. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

          A summary of net interest income on a tax-equivalent basis for the second quarter of 2003 and 2002 is presented in the following table (in thousands):

                                                Three Months Ended
                                                     June 30,        2003 Over (Under) 2002
                                                ------------------   ----------------------
                                                  2003      2002        Amount   Percent
                                                -------   -------       ------   -------
Interest income (tax-equivalent basis)          $38,631   $30,465       $8,166    26.8%
Interest expense                                 12,386    11,941          445     3.7
                                                -------   -------       ------
   Net interest income (tax-equivalent basis)    26,245    18,524        7,721    41.7
   Tax-equivalent adjustment                     (1,070)     (818)        (252)   30.8
                                                -------   -------       ------
   Net interest income                          $25,175   $17,706       $7,469    42.2%
                                                =======   =======       ======    ====

          For the second quarter of 2003, tax-equivalent net interest income increased 42% to $26.2 million from $18.5 million in the second quarter of 2002. This growth resulted from an increase of $804.6 million in average interest-earning assets primarily related to the acquisition of Vista during the third quarter of 2002, which was accounted for using the purchase method of accounting. The remainder of the increase in average earnings assets was due to growth in residential mortgage loans and investment securities. A 4 basis-point narrowing in the net interest margin in the second quarter of 2003 from the same quarter of 2002 served to limit the growth in net interest income.

          The net interest margin for the second quarter of 2003 declined to 3.92% from 3.96% in the second quarter of 2002, despite a 19 basis-point widening in the net interest spread. This 4 basis point narrowing was partially attributable to a reduced contribution of net non-interest-bearing funds resulting from the lower 2003 interest rate environment and to a decline in the proportion of net non-interest-bearing funds to total sources of funds principally due to the Vista Merger.

          Average interest-earning assets grew $804.6 million or 43% in the second quarter of 2003 from the same quarter in 2002 as average loans, securities and short-term investments all increased. Average loans increased $557.6 million or 44% during the second quarter of 2003 compared to the same quarter in 2002, primarily from loans added in the Vista Merger. Average securities rose $247.9 million or 40% in the second quarter of 2003 from the prior year, also due to the Vista Merger. Average short-term investments decreased $0.9 million to $0.6 million in the second quarter of 2003 from the prior year quarter. Excluding the impact of the Vista Merger, average loans increased $143.8 million or 11% and average securities increased $65.4 million or 11%.

          Average deposits grew $762.4 million or 53% in the second quarter of 2003 from the same quarter last year. Average deposits for 2003 contained approximately $616.2 million in deposits resulting from the Vista Merger. Excluding the effect of the Vista Merger, average total deposits for the second quarter of 2003 increased $146.2 million or 10% from the second quarter of 2002. The increase in average deposits in the second quarter of 2003 over the same quarter of 2002 excluding the impact of the Vista Merger was largely attributable to a $24.4 million or 9% growth in average demand deposits and a $119.6 million or 20% growth in average savings deposits, which includes NOW and money market accounts. Time deposits, excluding the impact of the Vista Merger, increased a modest $2.2 million. The Company increased its short-term borrowings by $46.4 million or 47% due to the aforementioned growth in average loans. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $35.4 million or 11% during the second quarter of 2003 from the prior year quarter. The increase in average other borrowings was principally due to the impact of Vista Merger and liability extensions made to reduce the liability sensitivity of the Bank and higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans.

Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

                                                                          Three Months Ended
                                              -----------------------------------------------------------------
                                                          June 30, 2003                  June 30, 2002
                                              -------------------------------   -------------------------------
                                                           Interest   Average                Interest   Average
                                                Average    Income/     Yield/     Average    Income/     Yield/
(Dollars in Thousands)                          Balance    Expense     Rate       Balance    Expense     Rate
                                              ----------   --------   -------   ----------   --------   -------
Assets:
   Short-term investments                     $      633    $     2     1.13%   $    1,505    $     7     1.78%
   Securities available for sale: (1) (2)
      Taxable                                    695,544      8,639     4.97       473,230      7,557     6.39
      Non-taxable                                127,023      1,986     6.26       102,863      1,731     6.73
   Securities held to maturity: (2)
      Taxable                                     19,200        179     3.72         5,894         55     3.77
      Non-taxable                                 26,237        417     6.36        38,075        540     5.67
                                              ----------    -------     ----    ----------    -------    -----
         Total securities                        868,004     11,221     5.17       620,062      9,883     6.38
                                              ----------    -------     ----    ----------    -------    -----

   Loans: (2) (3)
      Commercial                                 394,261      5,217     5.30       321,360      4,085     5.10
      Real estate - commercial                   463,377      8,098     7.01       359,550      6,707     7.38
      Real estate - residential                  530,652      7,493     5.65       264,689      4,352     6.58
      Consumer                                   422,387      6,600     6.27       292,994      5,027     6.88
      Credit card                                     --         --       --        14,515        404    11.16
                                              ----------    -------     ----    ----------    -------    -----
         Total loans                           1,810,677     27,408     6.07     1,253,108     20,575     6.55
                                              ----------    -------     ----    ----------    -------    -----
         Total interest-earning assets         2,679,314     38,631     5.78     1,874,675     30,465     6.49
                                              ----------    -------     ----    ----------    -------    -----
   Allowance for loan losses                     (21,891)                          (16,590)
   Cash and due from banks                        63,374                            42,747
   Intangible assets                              97,252                             4,668
   Other assets                                  179,497                           125,947
                                              ----------                        ----------
      Total assets                            $2,997,546                        $2,031,447
                                              ==========                        ==========

Liabilities and stockholders' equity:
   Now accounts                               $  287,536        310     0.43    $  159,229        295     0.74
   Money market accounts                         178,846        510     1.14        76,225        181     0.95
   Savings deposits                              511,240      1,079     0.85       348,743      1,168     1.34
   Time deposits                                 840,720      6,021     2.87       569,885      5,339     3.76
                                              ----------    -------     ----    ----------    -------    -----
      Total interest-bearing deposits          1,818,342      7,920     1.75     1,154,082      6,983     2.43
   Short-term borrowings                         143,963        451     1.26        97,608        462     1.90
   Other borrowed funds                          358,866      4,015     4.48       323,505      4,496     5.57
                                              ----------    -------     ----    ----------    -------    -----
      Total interest-bearing liabilities       2,321,171     12,386     2.14     1,575,195     11,941     3.04
                                              ----------    -------     ----    ----------    -------    -----

   Non-interest-bearing liabilities              377,320                           279,174
   Other liabilities                              31,067                            21,631
   Stockholders' equity                          267,988                           155,447
                                              ----------                        ----------
      Total liabilities and stockholders'
         equity                               $2,997,546                        $2,031,447
                                              ==========                        ==========

   Net interest spread                                                  3.64                              3.45
   Effect of net non-interest-bearing funds                             0.28                              0.51
                                                                        ----                              ----
Net interest income (tax-equivalent basis)                   26,245                            18,524
Tax-equivalent adjustment                                    (1,070)                             (818)
                                                            -------                           -------
Net interest income                                         $25,175                           $17,706
                                                            =======                           =======
Net interest margin (4)                                                 3.92%                             3.96%
                                                                        ====                              ====

----------
(1)  Securities available for sale are stated at amortized cost.

(2) Interest income is presented on a tax-equivalent basis using a 35% Federal tax rate.

(3) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material.

(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Provision for Loan Losses

          The provision for loan losses represents Management's estimate of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that is considered adequate in relation to the risk of losses inherent in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

          The loan loss provision amounted to $1.6 million in the second quarter of 2003, representing a $2.7 million decrease from the same quarter of 2002 provision of $4.3 million. The substantial decrease in the loan loss provision for the current quarter was related primarily to one large credit that was placed on non-accrual in the second quarter of 2002 and the continued improvement in asset quality.

Non-Interest Income

          Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below (in thousands).

                                                   Three Months Ended   2003 Over (Under)
                                                       June 30,              2002
                                                   ------------------   -----------------
                                                     2003     2002      Amount   Percent
                                                    ------   ------     ------   -------
Trust income                                        $1,569   $1,433     $  136       9.5%
Service charges on deposit accounts                  1,868    1,006        862      85.7
Other service charges, commissions and fees          1,140      908        232      25.6
Net gains from securities transactions               1,297       20      1,277      NM
Income on life insurance                               948      830        118      14.2
Gain on the disposition of credit card portfolio        --      920       (920)     NM
Other income                                           705      651         54       8.3
                                                    ------   ------     ------      ----
   Total non-interest income                        $7,527   $5,768     $1,759      30.5%
                                                    ======   ======     ======      ====

NM - Not meaningful.

          Non-interest income amounted to $7.5 million in the second quarter of 2003, an increase of 31% from the $5.8 million earned in the prior year quarter. Excluding the $0.9 million gain on the disposition of a credit card portfolio in the second quarter of 2002, the growth in non-interest income from the second quarter of 2002 was primarily attributable to the realization of $1.3 million in gains on securities transactions in the second quarter of 2003, the effect of the Vista Merger, and increased deposit services fee income. The Company sold $105 million in available for sale mortgage-backed securities during the second quarter of 2003 in an effort to realize gains and reinvest the proceeds, expecting that otherwise these securities would be prepaid in the near term at par value. Typically, such prepayments have an adverse effect on the yields on average loans and securities and, accordingly, on net interest income. As a result of these transactions, the Company has largely disposed of the Vista mortgage-backed securities portfolio, therefore eliminated the potential adverse impact of the amortization of the purchase accounting premium recorded on these securities at the date of acquisition.

Non-Interest Expense

          The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses (in thousands):

                                                      Three Months Ended
                                                           June 30,        2003 Over (Under) 2002
                                                      ------------------   ----------------------
                                                        2003      2002        Amount   Percent
                                                       -------   -------      ------   -------
Salaries, wages and employee benefits                  $11,096   $ 7,618      $3,478     45.7%
Occupancy expense, net                                   2,112     1,414         698     49.4
Furniture and equipment expense                          1,369     1,091         278     25.5
Data processing expense                                    949     1,449        (500)   (34.5)
Amortization of intangible assets                          790       370         420    113.5
Merger-related charges                                      --       779        (779)   NM
Other expenses:
   Legal and other professional service expense          1,051       912         139     15.2
   Marketing and shareholder communications expense      1,373       730         643     88.1
   Telecommunication expense                               414       325          89     27.4
   Loan origination/collection expense                     387       230         157     68.3
   Credit card expense                                      --       283        (283)   NM
   All other                                             1,480     1,338         142     10.6
                                                       -------   -------      ------
   Total other expenses                                  4,705     3,818         887     23.2
                                                       -------   -------      ------
      Total non-interest expense                       $21,021   $16,539      $4,482     27.1%
                                                       =======   =======      ======    =====

----------
NM - Not meaningful.

          Non-interest expense increased 27% to $21.0 million in the second quarter of 2003 over the $16.5 million incurred in the same quarter of 2002. The increase over the second quarter of 2002 was primarily due to the impact of the Vista Merger of approximately $3.4 million, higher pension and healthcare costs, the recognition of $0.9 million in employment termination costs, increased intangible asset amortization related to the Vista Merger, and higher proxy solicitation expenses. The Company incurred approximately $0.4 million in proxy solicitation costs in connection with the election of its nominees for director at the 2003 Annual Meeting of Shareholders. Partly offsetting these expense increases were declines in data processing expense related to the in-house processing of checks and lower credit card expense resulting from the sale of this portfolio. In addition, the Company incurred $0.8 million in integration costs in the second quarter of 2002 related to the Vista Merger.

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

Income Taxes

          The provision for income taxes amounted to $2.5 million in the second quarter of 2003 compared to a $0.4 million benefit recognized in the second quarter of 2002. The increase in the income tax provision was due to a 286% increase in income before provision for income taxes.

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

          Net income (loss) before taxes on a fully tax-equivalent basis includes revenues and expenses directly associated with each line, plus allocations of certain indirect revenues and expenses. Centrally provided corporate services and general overhead are allocated in proportion to the contribution of each business line to consolidated pretax income prior to the inclusion of these costs. A matched maturity funds transfer method is employed to assign a cost of funds to the earning assets of each business line, as well as to a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on the historical net charge-off ratio for each line of business.

Retail Banking

          Retail Banking meets the needs of individuals and small businesses. This segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, and lease financing. In addition, this segment includes the branch network. Income before taxes for this segment, in the second quarter of 2003, increased $4.0 million from the second quarter of 2002 due to an increase of $7.9 million in net interest income. This was offset by increases in non-interest expense of $3.2 million and the allocation of the provision for loan losses of $0.6 million, and a decrease of $0.1 million in non-interest income. The higher net interest income was primarily related to increased average residential mortgage and consumer loans and wider-spread average core deposits when compared to the second quarter of 2002. The increase in non-interest expense was mainly due to the Vista Merger, and the increase in the loan loss provision was due primarily to the Vista Merger and increased loan volume.

Commercial Banking

          Commercial Banking provides term loans, demand secured loans, Small Business Administration ("SBA") financing, floor plan loans and financing for commercial and construction lending and commercial credit to middle-market businesses. It also includes the operations of United Commercial Capital Group, which provides non-traditional real estate and commercial financings. Pretax results in the second quarter of 2003 increased $3.8 million from the second quarter of 2002 primarily due to a $3.4 million decrease in the loan loss provision allocation. The substantial decrease in the loan loss provision for the current quarter was related primarily to one large credit that was placed on non-accrual in the second quarter of 2002 and the continued improvement in asset quality. Net interest income increased $1.1 million in the second quarter of 2003 due to increased average commercial and real estate construction loans. In addition, non-interest expense increased $0.7 million due to the Vista Merger.

Investments

          The Investments segment is comprised of the Company's securities portfolio, which includes U.S. Treasury and Federal Agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities and short-term investments. Pretax income for the second quarter of 2003 increased $2.7 million over the second quarter of 2002 due to a $2.5 million increase in net interest income and a $1.4 million increase in non-interest income, offset by a $1.2 million increase in non-interest expense. The increase in net interest income was largely due to a 40% growth in average investment securities and wider spreads on mortgage-backed securities purchased during the past six months, while the increase in non-interest income was due to the realization of $1.3 million of investment securities gains. The increase in non-interest expense was due to a larger allocation of corporate overhead due to the increased pretax income.

Trust and Investment Services

          The Trust and Investment Services segment derives revenue in the form of fees generated for the services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advisory and employee benefits. Also included are fees generated from the financial services area, which provides uninsured financial products, including the sale of annuities, insurance and mutual funds. In the second quarter of 2003, income before taxes for this segment increased $0.1 million from the second quarter of 2002. Fees for trust services increased $0.2 million, which was offset by an increase in non-interest expense of $0.1 million.

All Other

          The All Other segment primarily includes the impact of stockholders' equity and the allowance for loan losses, as well as funds transfer-pricing offsets. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this segment. Net loss before taxes in the second quarter of 2003 for this segment was $2.1 million as compared to net income before taxes of $0.8 million in the second quarter of 2002.

This was due primarily to a $2.9 million decline in net interest income related to a higher funds credit assigned to non-maturity core deposits in Retail Banking in the second quarter of 2003 due to longer expected life of these deposits and lower relative funding costs charged on mortgage-related assets in the Retail Banking and Investments segments. In addition, non-interest expense was $0.8 million lower in the second quarter of 2003 compared to the second quarter of 2002 due to $0.8 million of merger related expenses recorded in 2002.

          The following table shows the percentage contribution of the various lines of business to consolidated income before taxes on a fully tax-equivalent basis:

                                Three Months Ended
                                     June 30,
                                ------------------
                                   2003    2002
                                   -----   -----
Retail banking                      67.3%  103.3%
Commercial banking                   9.9   (78.0)
Investments                         36.9    39.9
Trust and investment services        4.7    11.1
All other                          (18.8)   23.7
                                   -----   -----
Total consolidated                 100.0%  100.0%
                                   =====   =====

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Earnings Summary

          The Company reported net income for the six months ended June 30, 2003 of $15.2 million, up 118% from the $7.0 million earned in the same period of the prior year. Diluted per share earnings were $0.80 in the six months ended June 30, 2003, up 70% over the $0.47 recorded for the six months ended June 30, 2002. The increase in earnings per share over the prior year period resulted primarily from a decreased loan loss provision compared to the prior year period as well as an increase in gains on securities transactions. The substantial decrease in the loan loss provision for the current year period was related primarily to large charge-offs in the prior year period, as discussed previously in the comparison of the second quarter results. The gains on securities transactions largely resulted from the sale of mortgage-backed securities to take advantage of current market conditions and the opportunity to reinvest the proceeds, expecting that otherwise these securities would have been prepaid in the near term at par value.

          The return on average assets was 1.04% and 0.70% for the six months ended June 30, 2003 and 2002, respectively while the return on average stockholders' equity was 11.43% and 8.97% for the six months ended June 30, 2003 and 2002, respectively. The higher loan loss provision recorded in the first and second quarters of 2002 adversely affected the return on average assets and the return on average stockholders' equity for the first half of 2002.

Net Interest Income

          A summary of net interest income on a tax-equivalent basis for the six months ended June 30, 2003 and 2002 is presented in the following table (in thousands):

                                         Six Months Ended
                                             June 30,        2003 Over (Under) 2002
                                         -----------------   ----------------------
                                          2003      2002        Amount    Percent
                                         -------   -------      -------   -------
Interest income (tax-equivalent basis)   $76,990   $61,130      $15,860     25.9%
Interest expense                          25,993    23,652        2,341      9.9
                                         -------   -------      -------
   Net interest income                    50,997    37,478       13,519     36.1
   Tax-equivalent adjustment              (2,195)   (1,610)        (585)    36.3
                                         -------   -------      -------
   Net interest income                   $48,802   $35,868      $12,934     36.1%
                                         =======   =======      =======     ====

          For the 2003 period, tax-equivalent net interest income increased 36% to $51.0 million from $37.5 million in the prior year period. This growth was primarily due to the impact of the Vista Merger and growth in residential mortgage loans and investment securities. A 17 basis-point narrowing in the net interest margin during the first six months of this year from the same period of last year partially offset the favorable effect of the increase in average interest-earning assets.

          The net interest margin narrowed by 17 basis points for the six months ended June 30, 2003 to 3.90% from 4.07% in the prior year period, despite a three basis-point widening in the net interest spread during these periods. The favorable effect of the improvement in spread was offset by a reduced contribution of net non-interest-bearing funds resulting from the lower 2003 interest rate environment and a decline in the proportion of net non-interest-bearing funds to total sources of funds resulting from the Vista Merger. The average rate earned on interest-earning assets declined 74 basis-points to 5.90% while the average rate paid on interest-bearing liabilities declined 77 basis points to 2.30%.

          Average interest-earning assets grew $776.1 million or 42% in the six months ended June 30, 2003 compared to the same period of the prior year, as average loans, securities and short-term investments all increased. The decline in the average rate on interest-earning assets of 74 basis points was largely due to a sharp rise in prepayments on mortgage-related assets, a 75 basis-point decline in the prime rate and in other short-term interest rates, and a higher level of average short-term investments. Average loans increased $507.3 million or 41% during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the Vista Merger coupled with strong loan growth experienced during the second quarter of 2003. Average securities rose $244.6 million or 41% in the first six months of 2003 from the same period of the prior year, also due to the Vista Merger. Average short-term investments increased $24.2 million to $25.3 million in the six months ended June 30, 2003 from $1.1 million in the same period of 2002, due to a sharp rise in prepayments on mortgage-related assets. Excluding the impact of the Vista Merger, average loans increased $93.5 million or 7% and average securities increased $62.0 million or 10%.

          Average deposits grew $763.4 million or 54% in the six months ended June 30, 2003 from the same period last year. Average deposits for 2003 contained approximately $616.2 million in deposits resulting from the Vista Merger. Excluding the effect of the Vista Merger, average total deposits for the current period of 2003 increased $147.2 million or 10% from the same period of 2002. The increase in average deposits in the six month period of 2003 over the prior year period excluding the impact of the Vista Merger was largely attributable to a $21.2 million or 8% growth in average demand deposits and a $124.4 million or 22% growth in average savings deposits, which includes NOW and money market accounts. Time deposits, excluding the impact of the Vista Merger, increased a modest $1.6 million. The Company reduced its short-term borrowings by $6.9 million or 7% due to the effect of the Vista Merger as well as to the aforementioned growth in average deposits. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $60.7 million or 20% during the first half of 2003 from the same period last year. The increase in average other borrowings was principally due to the impact of the Vista Merger and liability extensions made to reduce the liability sensitivity of the Bank and higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans.

Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin
                             (Tax-Equivalent Basis)

                                                                            Six Months Ended
                                                   -----------------------------------------------------------------
                                                            June 30, 2003                     June 30, 2002
                                                   -------------------------------   -------------------------------
                                                                Interest   Average                Interest   Average
                                                     Average     Income/    Yield/     Average    Income/     Yield/
(Dollars in Thousands)                               Balance     Expense     Rate      Balance    Expense      Rate
                                                   ----------   --------   -------   ----------   --------   -------
Assets:
   Short-term investments                          $   25,275   $   156     1.25%    $    1,055   $    10      1.81%
   Securities available for sale: (1) (2)
      Taxable                                         670,504    17,434     5.20        453,580    14,890      6.57
      Non-taxable                                     128,489     4,091     6.37        100,166     3,408      6.80
   Securities held to maturity: (2)
      Taxable                                          12,039       231     3.84          6,256       128      4.11
      Non-taxable                                      29,647       895     6.04         36,109     1,055      5.84
                                                   ----------   -------     ----     ----------   -------     -----
         Total securities                             840,679    22,651     5.39        596,111    19,481      6.54
                                                   ----------   -------     ----     ----------   -------     -----

   Loans: (2) (3)
      Commercial                                      372,032    10,017     5.43        319,158     8,745      5.54
      Real estate - commercial                        467,308    16,249     7.01        358,103    13,227      7.35
      Real estate - residential                       504,578    14,680     5.82        268,566     8,826      6.57
      Consumer                                        411,526    13,237     6.49        287,374    10,013      7.03
      Credit card                                          --        --       --         14,943       828     11.17
                                                   ----------   -------     ----     ----------   -------     -----
         Total loans                                1,755,444    54,183     6.21      1,248,144    41,639      6.69
                                                   ----------   -------     ----     ----------   -------     -----
         Total interest-earning assets              2,621,398    76,990     5.90      1,845,310    61,130      6.64
                                                   ----------   -------     ----     ----------   -------     -----
   Allowance for loan losses                          (21,383)                          (14,546)
   Cash and due from banks                             66,059                            44,806
   Intangible assets                                   97,664                             4,863
   Other assets                                       180,133                           127,595
                                                   ----------                        ----------
      Total assets                                 $2,943,871                        $2,008,028
                                                   ==========                        ==========

Liabilities and stockholders' equity:
   Now accounts                                    $  281,353       625     0.45     $  156,672       576      0.74
   Money market accounts                              180,457     1,051     1.17         76,818       370      0.97
   Savings deposits                                   507,658     2,230     0.89        337,753     2,126      1.27
   Time deposits                                      843,915    12,956     3.10        573,643    10,888      3.83
                                                   ----------   -------     ----     ----------   -------     -----
      Total interest-bearing deposits               1,813,383    16,862     1.88      1,144,886    13,960      2.46
   Short-term borrowings                               93,337       578     1.25        100,274       998      2.01
   Other borrowed funds                               367,036     8,553     4.68        306,291     8,694      5.71
                                                   ----------   -------     ----     ----------   -------     -----
      Total interest-bearing liabilities            2,273,756    25,993     2.30      1,551,451    23,652      3.07
                                                   ----------   -------     ----     ----------   -------     -----

   Non-interest-bearing liabilities                   369,903                           274,929
   Other liabilities                                   32,300                            24,801
   Stockholders' equity                               267,912                           156,847
                                                   ----------                        ----------
      Total liabilities and stockholders' equity   $2,943,871                        $2,008,028
                                                   ==========                        ==========

   Net interest spread                                                      3.60                               3.57
   Effect of net non-interest-bearing funds                                 0.30                               0.50
                                                                            ----                              -----
Net interest income (tax-equivalent basis)                       50,997                            37,478
Tax-equivalent adjustment                                        (2,195)                           (1,610)
                                                                -------                           -------
Net interest income                                             $48,802                           $35,868
                                                                =======                           =======
Net interest margin (4)                                                     3.90%                              4.07%
                                                                            ====                              =====

----------
(1)  Securities available for sale are stated at amortized cost.
(2) Interest income is presented on a tax-equivalent basis using a 35% Federal tax rate.
(3) Average loan balances and yields include non-accruing loans. Loan fees are included in the interest amounts and are not material.
(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Provision for Loan Losses

          The provision for loan losses represents Management's estimate of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that is considered adequate in relation to the risk of losses inherent in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

          The loan loss provision amounted to $3.1 million in the six months ended June 30, 2003, representing a $5.9 million decrease from the same period of 2002. The substantial decrease in the loan loss provision for the six months was related primarily to two credits that were placed on non-accrual in the first and second quarters of 2002 and the continued improvement in asset quality.

Non-Interest Income

          Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below (in thousands).

                                                    Six Months Ended
                                                        June 30,       2003 Over (Under) 2002
                                                   -----------------   ----------------------
                                                     2003      2002        Amount   Percent
                                                   -------   -------      -------   -------
Trust income                                       $ 3,127   $ 2,970      $   157     5.3%
Service charges on deposit accounts                  3,365     1,960        1,405    71.7
Other service charges, commissions and fees          2,194     1,779          415    23.3
Net gains from securities transactions               4,146        20        4,126    NM
Income on life insurance                             1,919     1,659          260    15.7
Dissolution of joint venture                            --     1,171       (1,171)   NM
Gain on the disposition of credit card portfolio        --       920         (920)   NM
Other income                                         1,314     1,197          117     9.8
                                                   -------   -------      -------
   Total non-interest income                       $16,065   $11,676      $ 4,389    37.6%
                                                   =======   =======      =======    ====

----------
NM - Not meaningful.

          Non-interest income increased 38% to $16.1 million for the six months ended June 30, 2003 from the $11.7 million earned in the same period of 2002. The increase from the prior year period was attributable to the realization of $4.1 million in gains on securities transactions during the six months ended June 30, 2003 and the impact of the Vista Merger, partly offset by a $1.2 million recovery on the dissolution of a joint venture in the first quarter of 2002 and the aforementioned gain recognized from the sale of the credit card portfolio in the second quarter of 2002. The Company sold $152 million in available for sale mortgage-backed securities during the six months ended June 30, 2003 in an effort to realize gains and reinvest the proceeds, expecting that otherwise these securities would be prepaid in the near term at par value. Typically, such prepayments have an adverse effect on the yields on average loans and securities and, accordingly, on net interest income.

Non-Interest Expense

          The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses (in thousands):

                                                       Six Months Ended
                                                           June 30,       2003 Over (Under) 2002
                                                      -----------------   ----------------------
                                                        2003      2002       Amount    Percent
                                                      -------   -------     --------   -------
Salaries, wages and employee benefits                 $21,344   $15,186     $ 6,158      40.6%
Occupancy expense, net                                  4,903     2,843       2,060      72.5
Furniture and equipment expense                         2,720     2,146         574      26.7
Data processing expense                                 1,926     2,579        (653)    (25.3)
Amortization of intangible assets                       1,581       741         840     113.4
Merger-related charges                                     --       779        (779)    NM
Other expenses:
   Legal and other professional service expense         2,039     1,703         336      19.7
   Marketing and shareholder communications expense     2,436     1,428       1,008      70.6
   Telecommunication expense                              911       648         263      40.6
   Loan origination/collection expense                    763       456         307      67.3
   Credit card expense                                     --       572        (572)    NM
   All other                                            3,472     2,147       1,325      61.7
                                                      -------   -------     -------
   Total other expenses                                 9,621     6,954       2,667      38.4
                                                      -------   -------     -------
      Total non-interest expense                      $42,095   $31,228     $10,867      34.8%
                                                      =======   =======     =======     =====

----------
NM - Not meaningful.

          Non-interest expense increased 35% to $42.1 million in the six months ended June 30, 2003 over the $31.2 million incurred in the same period of 2002. The same factors noted in the comparison of the second quarter 2003 expenses to those of the same period in 2002 also contributed to the first half expense variance, as well as increased snow removal/parking lot maintenance costs of $0.7 million and costs relating to the settlement of a lawsuit, which amounted to $0.5 million.

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

Income Taxes

          The provision for income taxes amounted to $4.5 million in the six months ended June 30, 2003 from the $0.4 million incurred in the same period of the prior year. The increase in the income tax provision was due to a 167% increase in income before provision for income taxes.

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

Retail Banking

          Net income before taxes for this segment in the six months ended June 30, 2003, increased $9.5 million from the same period in 2002 due to increases of $17.6 million in net interest income and $0.5 million in non-interest income. This was offset by increases in non-interest expense of $7.6 million and an increase in the allocation of the provision for loan losses of $1.0 million. The higher net interest income was primarily related to increased average residential mortgage and consumer loans and wider-spread average core deposits when compared to the first half of 2002. The increases in non-interest income and non-interest expense were mainly due to the Vista

Merger, and the increase in the loan loss provision was due primarily to the Vista Merger and increased loan volume.

Commercial Banking

          Pretax results in the six months ended June 30, 2003 increased $7.0 million from the same period in 2002 primarily due to a $6.9 million decrease in the loan loss provision allocation. The substantial decrease in the loan loss provision for the current quarter was related primarily to two credits that were placed on non-accrual in the first and second quarters of 2002 and the continued improvement in asset quality. Net interest income increased $1.2 million in the six months ended June 30, 2003 due to increased average commercial and real estate construction loans. In addition, non-interest expense increased $1.2 million due to the Vista Merger.

Investments

          Pretax income for the six months ended June 30, 2003 increased $7.1 million over the same period in 2002 due to a $5.3 million increase in net interest income and a $4.5 million increase in non-interest income, offset by a $2.7 million increase in non-interest expense. The increase in net interest income was largely due to a 44% growth in average investment securities and wider spreads on mortgage-backed securities purchased during the past six months, while the increase in non-interest income was due to the realization of $4.1 million of investment securities gains. The increase in non-interest expense was due to a larger allocation of corporate overhead due to the increased pretax income.

Trust and Investment Services

          In the six months ended June 30, 2003, income before taxes for this segment increased $0.2 million from the same period in 2002. Fees for trust services increased $0.4 million, which was offset by a $0.2 million increase in non-interest expense.

All Other

          Net loss before taxes in the six months ended June 30, 2003 for this segment was $4.6 million as compared to net income before taxes of $6.2 million for the same period in 2002. This was due primarily to a $10.6 million decline in net interest income related to a higher funds credit assigned to non-maturity core deposits in Retail Banking in the first half of 2003 due to longer expected life of these deposits and lower relative funding costs charged on mortgage-related assets in the Retail Banking and Investments segments. Non-interest income decreased $1.1 million from the first quarter of 2002 due to a $1.2 million recovery from the dissolution of the UFS joint venture recorded in 2002. In addition, non-interest expense was $0.8 million lower in the six months ended June 30, 2003 compared to the same period of 2002 due to $0.8 million of merger related expenses recorded in 2002.

          The following table shows the percentage contribution of the various lines of business to consolidated income before taxes on a fully tax-equivalent basis:

                                Six Months Ended
                                    June 30,
                                ----------------
                                  2003    2002
                                 -----   -----
Retail banking                    61.3%   43.8%
Commercial banking                11.9   (49.1)
Investments                       43.5    27.3
Trust and investment services      4.4     8.9
All other                        (21.1)   69.1
                                 -----   -----
Total consolidated               100.0%  100.0%
                                 =====   =====

FINANCIAL CONDITION

Loan Portfolio

          An analysis of loans outstanding, net of unearned income, is presented in the following table (in thousands):

                        June 30,    December 31,
                          2003          2002
                       ----------   ------------
Commercial mortgage    $  390,614    $  399,826
Residential mortgage      565,380       447,940
Construction               80,415        81,808
Commercial                424,873       339,635
Consumer                  440,609       395,860
                       ----------    ----------
   Total               $1,901,891    $1,665,069
                       ==========    ==========

          At June 30, 2003, total loans increased $236.8 million or 14% from year-end 2002, which represents an annual growth rate of 28%. The Company achieved strong growth in residential, commercial and consumer loans, which increased $117.4 million, $85.2 million and $44.7 million, respectively. On an annualized basis, this represents growth of 52%, 50% and 23%, respectively. Activity in the commercial mortgage portfolio, which declined $9.2 million from year-end 2002, had been affected by the adverse weather conditions this past winter.

Asset Quality

          Lending policies are formulated by the Company's Senior Lending Officer and reviewed and approved by the Board of Directors of the Company and the Bank. Loan approval requirements are dictated by the policies for the respective loan areas of the Bank, which are based on, but not limited to, reputation of the customer, collateral securing the loan, capital, ability to repay, and current economic conditions. Individual approval limits for each of the Bank's loan officers have been reviewed and reset, as appropriate. However, authority for approval of credits between $1 million and $15 million, is still retained by the Bank's Management Loan Committee, consisting of the Bank's Chief Executive Officer, President, Chief Operating Officer and Senior Lending Officer, Executive Vice President Commercial and Consumer Lending, Executive Vice President Real Estate Lending, Senior Vice President and Commercial Real Estate Department Head, Vice President and Commercial Loan Department Head and the Senior Credit Officer, as appropriate. Additionally, the Executive Committee of the Board of Directors of the Company and the Bank approve credit extensions exceeding $15 million.

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

Non-Performing Assets

          The Company defines non-performing assets as non-accrual loans, impaired loans, loans past due 90 days or more and still accruing, other real estate owned and other assets owned. At June 30, 2003, non-performing assets totaled $17.0 million or 0.56% of total assets compared to $16.3 million or 0.57% of total assets at December 31, 2002.

          Non-performing loans at June 30, 2003 were $15.4 million or 0.81% of total loans, compared to $15.7 million or 0.95% of total loans at December 31, 2002.

          At June 30, 2003, the Company's holdings in other real estate owned amounted to $1.5 million compared to $570,000 at December 31, 2002. Foreclosures will continue to result in assets migrating from non-performing loans to other real estate owned. It is the Company's intent to actively negotiate and dispose of these properties at fair market values, which are considered reasonable under the circumstances. In the six months ended June 30, 2003, the Company recognized $72,000 in net recoveries relating to these properties compared to $75,000 in net costs during the same period of 2002. Other assets owned amounted to $84,000 at June 30, 2003 compared to $30,000 at December 31, 2002.

          The following table provides an analysis of non-performing assets as of the periods indicated (in thousands):

                                                          December 31,
                                     June 30,   ----------------------------------
                                       2003       2002     2001     2000     1999
                                      -------   -------   ------   ------   ------
Non-accrual loans (1)                 $12,541   $14,029   $4,373   $5,619   $4,382
Loans past due 90 days or more (2)      2,842     1,720    2,064    1,118    3,732
                                      -------   -------   ------   ------   ------
   Total non-performing loans          15,383    15,749    6,437    6,737    8,114
Other real estate owned (OREO) (3)      1,543       570      127      165       56
Other assets owned  (OAO) (4)              84        30       64       28       53
                                      -------   -------   ------   ------   ------
   Non-performing assets              $17,010   $16,349   $6,628   $6,930   $8,223
                                      =======   =======   ======   ======   ======
Troubled debt restructurings          $    --   $    12   $   --   $   14   $   28
                                      =======   =======   ======   ======   ======

Non-performing loans as a % of:
   Loans                                 0.81%     0.95%    0.52%    0.52%    0.64%
   Total assets                          0.51      0.55     0.33     0.32     0.39

Non-performing assets as a % of:
   Loans, OREO and OAO                   0.89      0.98     0.54     0.54     0.65
   Total assets                          0.56      0.57     0.34     0.33     0.39

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

Loan Loss Experience

          The following table presents an analysis of the allowance for loan losses, including charge-offs and recoveries for the periods indicated.

                                                                  December 31,
                                        June 30,       -------------------------------------
                                          2003           2002      2001      2000      1999
                                        --------       -------   -------   -------   -------
Beginning balance                        $20,407       $12,478   $12,419   $10,386   $11,174

Charge-offs                               (1,662)       (9,985)   (3,770)   (3,745)   (4,787)
Recoveries                                   270           640     1,068     1,048       967
                                         -------       -------   -------   -------   -------
Net charge-offs                           (1,392)       (9,345)   (2,702)   (2,697)   (3,820)
Provision for loan losses                  3,075        11,150     2,761     4,730     3,825
Addition related to Vista Merger              --         6,124        --        --        --
Reduction related to loan sale                --            --        --        --      (793)
                                         -------       -------   -------   -------   -------
Ending balance                           $22,090       $20,407   $12,478   $12,419   $10,386
                                         =======       =======   =======   =======   =======

Net charge-offs as a % of Average
   loans                                    0.16%(1)      0.67%     0.22%     0.21%     0.34%

Allowance for loans losses as a % of:
   Loans                                    1.16          1.23      1.01      0.96      0.82
   Non-performing loans                   143.60        129.58    193.85    184.34    128.00

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

          Currently, the Company's earnings simulation model employs a 400 basis point differential in rates (i.e., the difference between a rising rate projection and a declining rate projection) during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year and over a two-year timeframe. At June 30, 2003, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.

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

          The ALCO analysis includes an examination of the maturity and potential volatility characteristics of the Company's liabilities. Funding sources available to the Company include retail and commercial deposits, purchased liabilities and stockholders' equity. During 2002 and into 2003, the Company was able to reduce its reliance on short-term borrowings or other "purchased" funds to satisfy liquidity requirements through the growth in core deposits and the impact of the Vista Merger. Consequently, the sum of average large-denomination municipal certificates of deposit and average short-term borrowings for the six months ended June 30, 2003 was $127.6 million or only 4.3% of average total assets.

          Additionally, asset liquidity is provided by short-term investments and the marketability of securities available for sale. Short-term investments averaged $25.3 million in the six months ended June 30, 2003 while securities available for sale at market value averaged $840.7 million in the same period of 2003. The Company did not maintain any short-term investments at June 30, 2003, while securities available for sale at market value amounted to $773.9 million at June 30, 2003.

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

          The following table sets forth the market value of securities available for sale at June 30, 2003 and at December 31, 2002 (in thousands)

                                                        June 30,   December 31,
                                                          2003         2002
                                                        --------   ------------
Debt Securities:
U.S. Treasury securities                                $  8,151     $  3,174
Federal agency obligations                                15,158       13,561
State and municipal securities                           138,880      134,629
Mortgage-backed securities                               475,278      546,733
Corporate debt securities                                110,609      106,603
                                                        --------     --------
   Total debt securities                                 748,076      804,700
                                                        --------     --------
Equity securities:
Marketable equity securities                               3,721        4,259
Federal Reserve Bank and Federal Home Loan Bank Stock     22,148       19,017
                                                        --------     --------
   Total equity securities                                25,869       23,276
                                                        --------     --------

                                                        --------     --------
   Total securities available for sale                  $773,945     $827,976
                                                        ========     ========

          The following table sets forth the amortized costs of securities held to maturity at June 30, 2003 and at December 31, 2002.

                                                        June 30,   December 31,
                                                          2003         2002
                                                        --------   ------------
Debt Securities:
U.S. Treasury securities                                 $ 3,006      $ 3,048
State and municipal securities                            25,036       39,134
Mortgage-backed securities                                34,497          831
Corporate debt securities                                     --        1,997
Foreign government securities                                200          250
                                                         -------      -------
   Total securities held to maturity                     $62,739      $45,260
                                                         =======      =======

          Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates, assuming prepayments, of one year or less, which totaled $339.4 million at June 30, 2003. Included within this figure are marketable equity securities amounting to $1.5 million. Debt securities consist primarily of U.S. Treasury securities, Federal agency obligations, mortgage-backed securities and state and municipal securities. All securities held by the Company are believed to be readily marketable. As of June 30, 2003, debt securities scheduled to mature within one year based upon estimated cash flows, amounted to $337.9 million and represented 40% of the total debt securities portfolio. Approximately 86% of the entire debt portfolio is projected to mature or reprice within five years, based upon estimated cash flows. There was no security issue held which represented more than 10% of the Company's stockholders' equity. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

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

          At June 30, 2003, total stockholders' equity was $267.1 million, an increase of $2.5 million from year-end 2002. During the six months ended June 30, 2003, the Company generated net retained earnings of $7.7 million. These increases were partially offset by a reduction of $6.2 million resulting from the Company's purchases under its stock repurchase program of 242,000 shares to be held in Treasury at an average price of $25.73 per share and a decline of $188,000 in the market value of the Company's available for sale securities portfolio from December 31, 2002 to June 30, 2003.

          The following reflects the Company's capital ratios as of June 30, 2003 and December 31, 2002 in accordance with current regulatory guidelines (dollars in thousands):

                                             June 30, 2003     December 31, 2002
                                            ----------------   -----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   ------
Risk-Based Capital Ratios:
Tier I Capital
   Actual                                   $212,085    9.77%  $208,429   10.34%
   Regulatory Minimum Requirement             86,871    4.00     80,602    4.00
   For Classification as Well Capitalized    130,306    6.00    120,903    6.00
Combined Tier I and Tier II Capital
   Actual                                    234,175   10.78    228,836   11.36
   Regulatory Minimum Requirement            173,741    8.00    161,204    8.00
   For Classification as Well Capitalized    217,177   10.00    201,505   10.00
Leverage Ratio:
   Actual                                    212,085    7.28    208,429    7.40
   Regulatory Minimum Requirement            116,464    4.00    112,603    4.00
   For Classification as Well Capitalized    145,580    5.00    140,754    5.00

          The Company's risk based capital ratios (Tier I Capital and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators to be considered well capitalized.

Common Stock and Dividends

          The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Stock Market. The market price of its common shares increased during the six months ended June 30, 2003 reaching a high of $28.47 near the end of the second quarter. The Company's Common Stock price was $27.58 at June 30, 2003 compared to $23.05 at December 31, 2002. Book value per common share increased 1.9% during the six months ended June 30, 2003 and amounted to $14.20 per share at June 30, 2003. This resulted in the Company's per share market price to book value rising to 194% from 165% at the end of 2002.

          The Company has paid cash dividends for 60 consecutive quarters since it commenced operations in 1988. While the Company presently expects to continue to pay dividends, no assurance can be given that dividends will be paid in the future since the declaration and payment of such dividends will be based on a number of factors considered by the Board of Directors, including current and prospective earnings, anticipated asset growth, the Company's capital position and the economic outlook. Future dividends will also depend on, among other things, the earnings and financial condition of the Bank, its need for funds and applicable governmental policies and regulations. Any deferral of payments due to the trust preferred securities would prevent the Company from paying dividends until the deferred amounts are paid.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

          Information pertaining to this item can be found in the section "Asset/Liability Management" in Item 2 of this report.

Item 4 - Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

          The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

          On or about April 25, 2003, the Company mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          At the Annual Meeting, held on May 20, 2003, the shareholders approved the following proposals set forth in the Proxy Statement, by the votes indicated:

1. Election of the six (6) directors nominated by the Company's Board of Directors to serve until the expiration of their terms and thereafter until their successors shall have been duly elected and have been qualified.

     Director              Term Expiration   Affirmative Votes   Authority to Vote Withheld
------------------------   ---------------   -----------------   --------------------------
William T. Kelleher, Jr.        2006             13,510,018                483,146
Charles N. Pond, Jr.            2006             13,505,039                488,125
Arlyn D. Rus                    2006             13,494,381                498,783
Ronald E. West                  2006             11,319,392                104,762
J. Marshall Wolff               2006             13,509,449                483,715
Barbara Harding                 2004             13,434,383                558,781

The following directors' terms of office continued after the meeting:

                           George W. Blank
                           C. Douglas Cherry
                           Thomas C. Gregor
                           John R. Kopicki
                           John W. McGowen III
                           Patricia A. McKiernan
                           Paul K. Ross
                           David Walker
                           George Wickard

          The following nominee to the Board of Directors was not elected and received votes as indicated:

    Nominee       Affirmative Votes   Authority to Vote Withheld
---------------   -----------------   --------------------------
Harold Schecter       2,474,611                 94,399

2. Ratification of the selection of KPMG, LLP as the Company's independent auditors for the year ending December 31, 2003.

    For      Against   Abstain
----------   -------   --------
13,753,001   106,290   133,873

     Item 6 - Exhibits and Reports on Form 8-K

Exhibit List

(3)      By-laws of the Company, as amended through June 17, 2003.

(31.1) Certification of Chairman of the Board, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Vice President and Treasurer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32) Certification of the Chairman of the Board, President and CEO and certification of the Vice President and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

               A Form 8-K was filed on April 16, 2003, under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure". The Company's press release dated April 16, 2003, United National Bancorp Reports Increased First Quarter Earnings.

               A Form 8-K was filed on April 21, 2003, under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits." The Company filed its Bylaws as amended through April 15, 2003.

               A Form 8-K was filed on May 30, 2003, under Item 5 "Other Information." The Company's press release dated May 30, 2003, United National Bancorp Announces Results Of Annual Meeting of Shareholders.

               A Form 8-K was filed on June 18, 2003, under Item 5 "Other Information." The Company's press release dated June 18, 2003, United National Bancorp Declares Cash Dividend.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  UNITED NATIONAL BANCORP
                                                  -----------------------
                                                  (Registrant)


Dated: August 14, 2003                            By: /s/ Thomas C. Gregor
                                                      --------------------------
                                                  Thomas C. Gregor
                                                  Chairman, President and CEO


Dated: August 13, 2003                            By: /s/ Alfred J. Soles
                                                      --------------------------
                                                  Alfred J. Soles
                                                  Senior Vice President & Chief
                                                  Financial Officer
                                                  (Principal Financial Officer)