Form 10-Q
period 2003-09-30
UNITED NATIONAL BANCORP
filed 2003-11-13
CIK 831959

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                                 [X] Yes [ ] No

As of November 1, 2003, there were 18,858,821 shares of common stock, $1.25 par value, outstanding.

================================================================================

                             UNITED NATIONAL BANCORP

                                   FORM 10 - Q

                                      INDEX

                                                                                                         PAGE(S)
                                                                                                         -------
PART I -  FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements and Notes to Consolidated Financial Statements.............     1-9

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations .......   10-30

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk....................................      31

ITEM 4    Controls and Procedures......................................................................      31

PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K.............................................................      32

SIGNATURES.............................................................................................      33

Part I - Financial Information

Item 1 - Financial Statements

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheet
                        (In thousands, except share data)
                                   (unaudited)

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  -------------   ------------
Assets
Cash and due from banks                                                             $   61,437     $   68,759
Short-term investments                                                                      --         40,826
Securities available for sale, at market value                                         820,118        827,976
Securities held to maturity (market value of $59,096 and $45,829 for 2003 and
  2002, respectively)                                                                   58,769         45,260
Loans, net of unearned income                                                        1,985,431      1,665,069
   Less: allowance for loan losses                                                      22,981         20,407
                                                                                    ----------     ----------
      Loans, net                                                                     1,962,450      1,644,662
Premises and equipment, net                                                             32,510         35,673
Other real estate, net                                                                   1,463            570
Goodwill                                                                                79,663         79,663
Other intangible assets                                                                 16,354         18,713
Cash surrender value of life insurance policies                                         79,516         76,649
Other assets                                                                            37,248         28,948
                                                                                    ----------     ----------
      Total assets                                                                   3,149,528      2,867,699
                                                                                    ==========     ==========

Liabilities and stockholders' equity
Liabilities
Deposits
   Demand                                                                              373,636        361,816
   NOW Accounts                                                                        272,717        267,668
   Money Market Accounts                                                               327,162        172,103
   Savings                                                                             501,989        498,417
   Time                                                                                745,731        853,404
                                                                                    ----------     ----------
      Total deposits                                                                 2,221,235      2,153,408
Short-term borrowings                                                                  206,583         38,787
Other borrowings                                                                       431,631        376,565
Other liabilities                                                                       28,075         34,259
                                                                                    ----------     ----------
      Total liabilities                                                              2,887,524      2,603,019
                                                                                    ----------     ----------
Stockholders' equity
Preferred stock, authorized 1,000,000 shares in 2003 and 2002
   None issued and outstanding                                                              --             --
Common stock, $1.25 par value,
   Authorized shares - 25,000,000 in 2003 and 2002
   Issued shares - 21,035,830 in 2003 and 20,937,783 in 2002
   Outstanding shares - 18,855,607 in 2003 and 18,999,035 in 2002                       26,295         26,172
Additional paid-in capital                                                             239,175        237,002
Retained earnings                                                                       43,457         36,430
Treasury stock, at cost - 2,180,223 shares in 2003 and 1,938,223 shares in 2002        (46,023)       (39,655)
Accumulated other comprehensive (loss) income                                             (900)         4,731
                                                                                    ----------     ----------
      Total stockholders' equity                                                       262,004        264,680
                                                                                    ----------     ----------
      Total liabilities and stockholders' equity                                    $3,149,528     $2,867,699
                                                                                    ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------   ------------------
                                                              2003      2002      2003       2002
                                                            -------   -------   --------   -------
Interest income
Interest and fees on loans                                  $27,777   $23,556   $ 81,870   $65,147
Interest and dividends on securities available for sale:
   Taxable                                                    6,909     8,223     23,983    23,113
   Tax-exempt                                                 1,377     1,244      4,036     3,459
Interest and dividends on securities held to maturity:
   Taxable                                                      338        78        569       206
   Tax-exempt                                                   251       351        833     1,037
Interest on short-term investments                                3       173        159       183
                                                            -------   -------   --------   -------
      Total interest income                                  36,655    33,625    111,450    93,145
                                                            -------   -------   --------   -------

Interest expense
Interest on NOW accounts                                        201       366        826       942
Interest on money market accounts                               689       415      1,740       785
Interest on savings deposits                                    732     1,699      2,962     3,825
Interest on time deposits                                     5,060     6,012     18,016    16,900
Interest on short-term borrowings                               538       277      1,116     1,275
Interest on other borrowings                                  4,051     4,423     12,604    13,117
                                                            -------   -------   --------   -------
      Total interest expense                                 11,271    13,192     37,264    36,844
                                                            -------   -------   --------   -------
Net interest income                                          25,384    20,433     74,186    56,301
Provision for loan losses                                     1,680     1,000      4,755     9,950
                                                            -------   -------   --------   -------
Net interest income after provision for loan losses          23,704    19,433     69,431    46,351
                                                            -------   -------   --------   -------

Non-interest income
Trust income                                                  1,398     1,362      4,525     4,332
Service charges on deposit accounts                           2,109     1,183      5,474     3,143
Other service charges, commissions and fees                   1,009       763      3,203     2,542
Net gains from securities transactions                        1,106       134      5,252       154
Income on corporate owned life insurance                        948     1,150      2,867     2,809
Dissolution of joint venture                                     --        --         --     1,171
Gain on the disposition of credit card portfolio                 --        --         --       920
Other income                                                  1,463       732      2,777     1,929
                                                            -------   -------   --------   -------
      Total non-interest income                               8,033     5,324     24,098    17,000
                                                            -------   -------   --------   -------

Non-interest expense
Salaries, wages and employee benefits                        10,298     8,493     31,642    23,679
Occupancy expense, net                                        2,148     1,598      7,051     4,441
Furniture and equipment expense                               1,284     1,232      4,004     3,378
Data processing expense                                       1,066     1,310      2,992     3,889
Amortization of intangible assets                               778       494      2,359     1,235
Merger related charges                                        6,824     1,068      6,824     1,847
Other expenses                                                5,615     3,455     15,236    10,409
                                                            -------   -------   --------   -------
      Total non-interest expense                             28,013    17,650     70,108    48,878
                                                            -------   -------   --------   -------

Income before provision for income taxes                      3,724     7,107     23,421    14,473
Provision for income taxes                                      508     1,406      5,019     1,794
                                                            -------   -------   --------   -------
Net income                                                  $ 3,216   $ 5,701   $ 18,402   $12,679
                                                            =======   =======   ========   =======

Net income per common share:
   Basic                                                    $  0.17   $  0.34   $   0.97   $  0.83
                                                            =======   =======   ========   =======
   Diluted                                                  $  0.17   $  0.34   $   0.96   $  0.82
                                                            =======   =======   ========   =======

Weighted Average Shares Outstanding:
   Basic                                                     18,824    16,665     18,888    15,343
                                                            =======   =======   ========   =======
   Diluted                                                   19,085    16,786     19,091    15,476
                                                            =======   =======   ========   =======

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                         Accumulated
                                                     Additional                             Other           Total
                                            Common     Paid-In    Retained   Treasury   Comprehensive   Stockholders'
                                            Stock      Capital    Earnings     Stock    Income (Loss)      Equity
                                           -------   ----------   --------   --------   -------------   -------------
Balance - December 31, 2002                $26,172    $237,002    $ 36,430   $(39,655)     $ 4,731         $264,680

Comprehensive income:
   Net income                                   --          --      18,402         --           --           18,402
   Unrealized  holding gains (losses)
      on securities available for
      sale arising during the
      period, net of tax of $(1,743)            --          --          --         --       (2,524)          (2,524)
   Less: reclassification
      adjustment for gains included in
      net income, net of tax of $(2,145)        --          --          --         --       (3,107)          (3,107)
                                                                                                           --------
Total comprehensive income                                                                                   12,771

Cash dividend declared
   (0.60 per share)                             --          --     (11,286)        --           --          (11,286)

Stock activity:
   Exercise of stock options - 94,547
      shares                                   119       1,731          --         --           --            1,850
   Treasury stock purchased - 242,000           --          --          --     (6,368)          --           (6,368)
      shares
   Restricted - 3,500 shares                     4          87         (89)                                       2

Stock-based compensation                        --         355          --         --           --              355
                                           -------    --------    --------   --------      -------         --------
Balance - September 30, 2003                26,295     239,175      43,457    (46,023)        (900)         262,004
                                           =======    ========    ========   ========      =======         ========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      ---------------------
                                                                                         2003        2002
                                                                                      ---------   ---------
Operating activities
Net income                                                                            $  18,402   $  12,679
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          5,736       3,770
   Amortization of securities premiums, net                                                 715         219
   Provision for loan losses                                                              4,755       9,950
   Benefit for deferred income taxes                                                       (458)      2,461
   Gain on disposition of premises and equipment                                            (87)         (1)
   Impairment on securities                                                                  --         105
   Gain from securities transactions                                                     (5,252)       (154)
   Net gain on the sale of loans                                                           (696)         --
   Net gain on the sale of credit cards                                                      --        (920)
   Increase in life insurance                                                            (2,867)     (2,809)
   Increase in other assets                                                              (4,473)     (7,568)
   Decrease in other liabilities                                                         (5,639)     (2,363)
   Stock-based compensation                                                                 355         320
   Restricted stock activity, net                                                             2          24
                                                                                      ---------   ---------
      Net cash provided by operating activities                                          10,493      15,713
                                                                                      ---------   ---------

Investing activities
Securities available for sale:
   Proceeds from sales of securities                                                    178,251      33,027
   Proceeds from maturities of securities                                               357,400     112,939
   Purchases of securities                                                             (532,626)   (199,925)
Securities held to maturity:
   Proceeds from maturities of securities                                                28,241      10,366
   Purchases of securities                                                              (41,838)    (14,934)
Purchase of corporate owned life insurance                                                   --      (1,728)
Redemption of corporate owned life insurance                                                 --         138
Net increase in loans                                                                  (364,503)    (21,639)
Proceeds from the sale of loans                                                          42,656          --
Proceeds from the sale of credit card business, net                                          --      14,495
Expenditures for premises and equipment                                                  (1,409)     (2,461)
Proceeds from the sale of premises and equipment                                          1,195           2
Increase in other real estate, net                                                         (893)       (419)
Cash and cash equivalents acquired in excess of cash paid from acquisition of Vista          --      71,591
                                                                                      ---------   ---------
   Net cash (used in) provided by investing activities                                 (333,526)      1,452
                                                                                      ---------   ---------

Financing activities
Net increase in demand and savings deposits                                             175,500     101,887
Net (decrease) increase in time deposits                                               (107,673)     53,637
Net increase (decrease) in short-term borrowings                                        167,796    (116,738)
Advances on other borrowed funds                                                        139,000     138,235
Repayments in other borrowed funds                                                      (83,934)    (46,132)
Cash dividends on common stock                                                          (11,286)     (9,683)
Proceeds from exercise of stock options                                                   1,850         364
Treasury stock acquired, at cost                                                         (6,368)     (7,480)
                                                                                      ---------   ---------
   Net cash provided by financing activities                                            274,885     114,090
                                                                                      ---------   ---------
Net (decrease) increase in cash and cash equivalents                                    (48,148)    131,255
Cash and cash equivalents at beginning of period                                        109,585      55,764
                                                                                      ---------   ---------
Cash and cash equivalents at end of period                                            $  61,437   $ 187,019
                                                                                      =========   =========

Supplemental disclosures of cash flow information
Cash paid during the period:
   Interest                                                                           $  39,736   $  38,802
   Taxes paid                                                                            10,515       5,147
Transfer of loans to other real estate                                                    1,024         148
Issuance of common stock for purchase accounting merger                                      --     109,685
                                                                                      =========   =========

See accompanying Notes to Consolidated Financial Statements.

                    UNITED NATIONAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

Note 2. Pending Acquisition

          In August 2003, The PNC Financial Services Group, Inc. (PNC) and United National Bancorp signed a definitive agreement for PNC to acquire United National Bancorp for approximately $638 million in stock and cash. The transaction, which is expected to close in January 2004, is subject to customary closing conditions, including regulatory approvals and the approval of United National Bancorp shareholders.

Note 3. Acquisition

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

Note 4. Comprehensive Income

          Total comprehensive income amounted to the following for the periods indicated (in thousands):

                                                                     Three Months Ended   Nine Months Ended
                                                                        September 30,       September 30,
                                                                     ------------------   -----------------
                                                                        2003     2002       2003      2002
                                                                      -------   ------    -------   -------
Net income                                                            $ 3,216   $5,701    $18,402   $12,679
Unrealized holding (losses) gains on securities available for sale arising during the period, net of tax (benefit) expense of
   $(3,307) and $3,003 in three months ended September 30, 2003 and 2002, respectively, and tax (benefit) expense of $(1,743)
   and $7,931 in the nine months ended September30, 2003 and
   2002, respectively                                                  (4,789)   4,349     (2,524)   11,484
Less: reclassification adjustment for gains included in net
   income, net of tax                                                    (654)     (79)    (3,107)      (91)
                                                                      -------   ------    -------   -------
Total comprehensive (loss) income                                     $(2,227)  $9,971    $12,771   $24,072
                                                                      =======   ======    =======   =======

Note 5. Net Income per Share

          Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during each year.

          Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding, as adjusted for the assumed exercise of common stock options, using the treasury stock method.

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
(In thousands, except per share data)                ------------------   -----------------
                                                        2003      2002      2003      2002
                                                      -------   -------   -------   -------
Net income                                            $ 3,216   $ 5,701   $18,402   $12,679
                                                      =======   =======   =======   =======
Basic weighted average common shares outstanding       18,824    16,665    18,888    15,343
Plus: dilutive stock options and awards                   261       121       203       133
                                                      -------   -------   -------   -------
Diluted weighted average common shares outstanding     19,085    16,786    19,091    15,476
                                                      =======   =======   =======   =======
Net income per common share:
   Basic                                              $  0.17   $  0.34   $  0.97   $  0.83
   Diluted                                            $  0.17   $  0.34   $  0.96   $  0.82
                                                      =======   =======   =======   =======

Note 6. Goodwill and Other Intangibles

          On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002.

          The Company recorded a core deposit intangible of $14.8 million in connection with the Vista Merger during the third quarter of 2002. The core deposit intangible has an estimated life of 10 years and during the three- and nine-months ended September 30, 2003, the Company amortized $370,000 and $1,112,000, respectively. The core deposit intangible will be periodically reviewed for impairment. In addition, the Company recorded goodwill of $79.5 million in connection with the Vista Merger. The goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As of September 30, 2003, the Company tested the goodwill associated with the Vista Merger and based on these assessments, Management concluded that such asset did not require an impairment charge.

          During the three- and nine-months ended September 30, 2003, the Company recorded amortization of intangible assets acquired before July 1, 2001 of approximately $411,000 and $1,250,000, respectively which primarily represented core deposit intangibles. The remaining amortization period of these core deposit intangibles is approximately 1.8 years.

Note 7. Recent Accounting Pronouncements

          FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

          In its current form, FIN 46 may require the Company to de-consolidate its investment in Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not allowed to include the $30.0 million in trust preferred securities issued by subsidiary trusts in Tier I capital due to the call provisions, the Company would remain "well capitalized."

          On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a significant effect on the Company's consolidated financial statements.

          Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e., July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company's consolidated financial statements.

          Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

          In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002. In April 2003, the FASB announced that they will propose an accounting standard requiring all companies to expense the value of employee stock options based upon the fair value of options.

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

Note 8. Lines of Business - Segment Reporting

          For management purposes, the Company is divided into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other.

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

                                                                                  Trust and
Results of Operations for the Three        Retail     Commercial                 Investment
   Months Ended September 30, 2003         Banking     Banking     Investments    Services    All Other   Consolidated
                                         ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent basis)   $   15,631    $  12,197    $   9,911      $   --     $     --     $   37,739
Interest expense                              6,648           --        4,623          --           --         11,271
Funds transfer pricing allocation            12,258       (7,947)      (3,954)         --         (357)            --
                                         ----------    ---------    ---------      ------     --------     ----------
   Net interest income (loss)                21,241        4,250        1,334          --         (357)        26,468
Provision for loan losses                     1,692          (12)          --          --           --          1,680
                                         ----------    ---------    ---------      ------     --------     ----------
Net interest income (loss) after
   provision for loan losses                 19,549        4,262        1,334          --         (357)        24,788
Non-interest income                           3,403          646        2,205       1,759           20          8,033
Non-interest expense                         15,175        2,916        1,705       1,319        6,898         28,013
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                          7,777        1,992        1,834         440       (7,235)         4,808
Tax-equivalent adjustment                        --          (51)      (1,033)         --           --         (1,084)
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes           $    7,777    $   1,941    $     801      $  440     $ (7,235)    $    3,724
                                         ----------    ---------    ---------      ------     --------     ----------

Average balances:
Gross funds provided                     $2,173,655    $      --    $ 609,450      $   --     $309,081     $3,092,186
Funds used:
   Interest-earning assets                1,110,300      832,525      838,022          --           --      2,780,847
   Non-interest-earning assets               85,610       13,509       78,974         500      132,746        311,339
                                         ----------    ---------    ---------      ------     --------     ----------
Net funds provided (used)                $  977,745    $(846,034)   $(307,546)     $ (500)    $176,335     $       --
                                         ----------    ---------    ---------      ------     --------     ----------

                                                                                 Trust and
Results of Operations for the Three        Retail     Commercial                 Investment
   Months Ended September 30, 2002         Banking     Banking     Investments    Services    All Other   Consolidated
                                         ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent basis)   $   11,689    $  11,900    $  10,927      $   --     $     --     $   34,516
Interest expense                              8,461           --        4,731          --           --         13,192
Funds transfer pricing allocation            12,142       (7,947)      (4,180)         --          (15)            --
                                         ----------    ---------    ---------      ------     --------     ----------
   Net interest income (loss)                15,370        3,953        2,016          --          (15)        21,324
Provision for loan losses                       318          682           --          --           --          1,000
                                         ----------    ---------    ---------      ------     --------     ----------
Net interest income (loss) after
   provision for loan losses                 15,052        3,271        2,016          --          (15)        20,324
Non-interest income                           1,733          477        1,394       1,625           95          5,324
Non-interest expense                         11,472        2,322        1,368       1,303        1,185         17,650
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                          5,313        1,426        2,042         322       (1,105)         7,998
Tax-equivalent adjustment                        --          (32)        (859)         --           --           (891)
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes           $    5,313    $   1,394    $   1,183      $  322     $ (1,105)    $    7,107
                                         ----------    ---------    ---------      ------     --------     ----------

Average balances:
Gross funds provided                     $1,713,203    $      --    $ 383,107      $   --     $262,087     $2,358,397
Funds used:
   Interest-earning assets                  687,974      716,234      738,465          --           --      2,142,673
   Non-interest-earning assets               13,572        4,098       67,215          --      130,839        215,724
                                         ----------    ---------    ---------      ------     --------     ----------
Net funds provided (used)                $1,011,657    $(720,332)   $(422,573)     $   --     $131,248     $       --
                                         ----------    ---------    ---------      ------     --------     ----------

                                                                                  Trust and
Results of Operations for the Nine         Retail     Commercial                 Investment
   Months Ended September 30, 2003         Banking      Banking    Investments    Services    All Other   Consolidated
                                         ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent basis)   $   45,677    $  36,334    $  32,694      $   --     $     --     $  114,705
Interest expense                             23,464           --       13,800          --           --         37,264
Funds transfer pricing allocation            38,120      (23,665)     (13,610)         --         (845)            --
                                         ----------    ---------    ---------      ------     --------     ----------
   Net interest income (loss)                60,333       12,669        5,284          --         (845)        77,441
Provision for loan losses                     2,948        1,807           --          --           --          4,755
                                         ----------    ---------    ---------      ------     --------     ----------
Net interest income (loss) after
   Provision for loan losses                 57,385       10,862        5,284          --         (845)        72,686
Non-interest income                           8,225        1,576        8,556       5,616          125         24,098
Non-interest expense                         44,417        7,850        6,635       4,205        7,001         70,108
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes (tax-
   equivalent basis)                         21,193        4,588        7,205       1,411       (7,721)        26,676
Tax-equivalent adjustment                        --         (141)      (3,114)         --           --         (3,255)
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes           $   21,193    $   4,447    $   4,091      $1,411     $ (7,721)    $   23,421
                                         ----------    ---------    ---------      ------     --------     ----------

Average balances:
Gross funds provided                     $2,163,325    $      --    $ 514,869      $   --     $315,623     $2,993,817
Funds used:
   Interest-earning assets                1,024,383      794,207      856,542          --           --      2,675,132
   Non-interest-earning assets               84,196       13,509       78,008         500      142,472        318,685
                                         ----------    ---------    ---------      ------     --------     ----------
Net funds provided (used)                $1,054,746    $(807,716)   $(419,681)     $ (500)    $173,151     $       --
                                         ----------    ---------    ---------      ------     --------     ----------

                                                                                  Trust and
Results of Operations for the Nine         Retail     Commercial                 Investment
   Months Ended September 30, 2002         Banking     Banking     Investments    Services    All Other   Consolidated
                                         ----------   ----------   -----------   ----------   ---------   ------------
Interest income (tax-equivalent basis)   $   32,222    $  33,006    $  30,419      $   --     $     --     $   95,647
Interest expense                             22,270           --       14,574          --           --         36,844
Funds transfer pricing allocation            26,915      (21,812)     (11,061)         --        5,958             --
                                         ----------    ---------    ---------      ------     --------     ----------
   Net interest income                       36,867       11,194        4,784          --        5,958         58,803
Provision for loan losses                       565        9,385           --          --           --          9,950
                                         ----------    ---------    ---------      ------     --------     ----------
Net interest income after
   provision for loan losses                 36,302        1,809        4,784          --        5,958         48,853
Non-interest income                           6,096        1,243        3,281       5,058        1,322         17,000
Non-interest expense                         33,150        6,035        3,576       3,933        2,184         48,878
                                         ----------    ---------    ---------      ------     --------     ----------
Net income before taxes (tax-
   equivalent basis)                          9,248       (2,983)       4,489       1,125        5,096         16,975
Tax-equivalent adjustment                        --          (81)      (2,421)         --           --         (2,502)
                                         ----------    ---------    ---------      ------     --------     ----------
Net income (loss) before taxes           $    9,248    $  (3,064)   $   2,068      $1,125     $  5,096     $   14,473
                                         ----------    ---------    ---------      ------     --------     ----------

Average balances:
Gross funds provided                     $1,505,437    $      --    $ 405,301      $   --     $215,361     $2,126,099
Funds used:
   Interest-earning assets                  625,874      673,012      646,633          --           --      1,945,519
   Non-interest-earning assets               12,638        3,190       61,261          --      103,491        180,580
                                         ----------    ---------    ---------      ------     --------     ----------
Net funds provided (used)                $  866,925    $(676,202)   $(302,593)     $   --     $111,870     $       --
                                         ----------    ---------    ---------      ------     --------     ----------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is an analysis of the financial condition and results of operations of the Company for the three- and nine-months ended September 30, 2003 and 2002, and should be read in conjunction with the related financial statements and accompanying notes presented elsewhere herein. Results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

                           FORWARD-LOOKING STATEMENTS

          The discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about earnings, opportunities, and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", "anticipate", "optimistic", or by expressions of confidence such as "for the coming months", "consistent", "continue", "strong", "superior" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, expected benefits, cost savings and other benefits from the Vista acquisition or other planned programs not being realized or not being realized within the expected time frame; income or revenues from the Vista acquisition or other planned programs being lower than expected or operating costs higher; efficiencies of our operations not improving as a result of certain cost cutting measures, competitive pressures in the banking or financial services industries increasing significantly; business disruption related to program implementation or methodologies; weakening of economic conditions in New Jersey or Pennsylvania; changes in legal, regulatory and tax structures; and unanticipated occurrences delaying planned programs or initiatives or increasing their costs or decreasing their benefits. Actual results may differ materially from such forward-looking statements. The Company does not assume any obligation for updating any such forward-looking statements at any time.

                                 PENDING MERGER

          In August 2003, The PNC Financial Services Group, Inc. (PNC) and United National Bancorp signed a definitive agreement for PNC to acquire United National Bancorp for approximately $638 million in stock and cash. The transaction, which is expected to close in January 2004, is subject to customary closing conditions, including regulatory approvals and the approval of United National Bancorp shareholders. Under the definitive agreement, the Company has agreed among other things, to refrain from taking certain actions pending the completion of the merger and subject to certain exceptions, including the reasonable consent of PNC.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Earnings Summary

          Basic and diluted net income per common share were both negatively impacted by the recognition of merger related charges in all periods presented. In 2003, the Company recognized merger related charges associated with the pending merger with PNC, while in 2002 the merger related charges were associated with the Vista acquisition.

                                                          Three Months Ended
                                                             September 30,
(In thousands, except per share data)                     ------------------
                                                            2003       2002
                                                           -------   -------
Net income, GAAP basis                                     $ 3,216   $ 5,701
Adjustment for merger charges, net of tax                    4,612       632
                                                           -------   -------
Net income, adjusted                                       $ 7,828   $ 6,333
                                                           =======   =======
Basic weighted average common shares outstanding            18,824    16,665
Plus: dilutive stock options and awards                        261       121
                                                           -------   -------
Diluted weighted average common shares outstanding          19,085    16,786
                                                           =======   =======
Net income per common share, adjusted (non-GAAP basis):
   Basic                                                   $  0.42   $  0.38
   Diluted                                                 $  0.41   $  0.38
                                                           =======   =======

          The above adjustments to net income were made to reflect core operating earnings, in an effort to present a better picture of the Company's continuing operations.

          The Company reported net income for the third quarter of 2003 of $3.2 million or $0.17 per diluted share after the recognition of $4.6 million, or $0.24 per diluted share, in after-tax merger charges incurred during this quarter. Net income for the third quarter of 2003 declined 44% from the $5.7 million reported in the third quarter of 2002, while net income per diluted share fell 50% from the $0.34 for the same comparison. The decrease in earnings per share from the prior year period resulted primarily from the recognition of $6.8 million in merger related charges offset in part by increased gains on securities sold. Adjusting third quarter net income in both 2003 and 2002 for after-tax merger charges, net income amounted to $7.8 million for the third quarter of 2003, an increase of 24% from the adjusted net income of $6.3 million in the third quarter of 2002. Adjusted net income per diluted share was $0.41 in the third quarter of 2003 compared to $0.38 in the same quarter of last year, representing an 8% increase.

          The return on average assets was 0.41% and 0.96% for the third quarter of 2003 and 2002, respectively, while the return on average stockholders' equity was 4.85% and 10.95% for the third quarter of 2003 and 2002, respectively. The higher merger related charges recorded in the third quarter of 2003 adversely affected the return on average assets and the return on average stockholders' equity for this period. The adjusted return on average assets was 1.00% and 1.07% for the third quarter of 2003 and 2002, respectively, while the adjusted return on average stockholders' equity was 11.80% and 12.16% for the third quarter of 2003 and 2002, respectively.

Net Interest Income

          The Company's most significant revenue source is net interest income, which represents the difference between interest earned on assets and interest paid to depositors and other creditors. A portion of the Company's total interest income is derived from investments that are exempt from Federal taxation. Due to the "tax-free" nature of these investments, the amount of pretax income realized from them is less than the amount of pretax income realizable from comparable investments subject to Federal taxation. For purposes of the following discussion, interest exempt from Federal taxation has been adjusted to a fully tax-equivalent basis assuming a statutory tax rate of 35% for both the third quarter of 2003 and 2002. This was accomplished by adjusting this income upward to make it equivalent to the level of taxable income required to earn the same amount after taxes.

          A summary of net interest income on a tax-equivalent basis for the third quarter of 2003 and 2002 is presented in the following table (in thousands):

                                                Three Months Ended
                                                  September 30,      2003 Over (Under) 2002
                                                ------------------   ----------------------
                                                  2003      2002         Amount   Percent
                                                -------   -------       -------   -------
Interest income (tax-equivalent basis)          $37,739   $34,516       $ 3,223      9.3%
Interest expense                                 11,271    13,192        (1,921)   (14.6)
                                                -------   -------       -------
   Net interest income (tax-equivalent basis)    26,468    21,324         5,144     24.1
   Tax-equivalent adjustment                     (1,084)     (891)         (193)    21.7
                                                -------   -------       -------
   Net interest income                          $25,384   $20,433       $ 4,951     24.2%
                                                =======   =======       =======    =====

          For the third quarter of 2003, tax-equivalent net interest income increased 24% to $26.5 million from $21.3 million in the third quarter of 2002. This growth resulted from an increase of $638.2 million in average interest-earning assets primarily related to the acquisition of Vista during the third quarter of 2002, which was accounted for using the purchase method of accounting. The remainder of the increase in average earnings assets was due to growth in residential mortgage and consumer loans and investment securities. A 17 basis-point narrowing in the net interest margin in the third quarter of 2003 from the same quarter of 2002 served to limit the growth in net interest income.

          The net interest margin for the third quarter of 2003 declined to 3.80% from 3.97% in the third quarter of 2002, despite a five basis-point widening in the net interest spread. This 17 basis point narrowing was adversely affected by the elimination of the third quarter dividend on the Federal Home Loan Bank of New York (the "FHLBNY") stock held by the Bank, which reduced net interest income by $221,000 and effected the quarterly net interest margin by three basis points. Additionally, a reduced contribution of net non-interest-bearing funds resulting from the lower 2003 interest rate environment as well as a decline in the proportion of net non-interest-bearing funds to total sources of funds principally due to the Vista Merger contributed to the reduction in the net interest margin.

          Average interest-earning assets grew $638.2 million or 30% in the third quarter of 2003 from the same quarter in 2002 as average loans and securities increased, offset by a reduction in short-term investments. Average loans increased $534.8 million or 38% during the third quarter of 2003 compared to the same quarter in 2002, primarily from loans added in the Vista Merger. Average securities rose $139.0 million or 20% in the third quarter of 2003 from the prior year, also due to the Vista Merger. Average short-term investments decreased $35.6 million to $1.2 million in the third quarter of 2003 from the prior year quarter. Excluding the impact of the Vista Merger, average loans increased $283.0 million or 23% and average securities increased $27.8 million or 4%.

          Average deposits grew $473.3 million or 27% in the third quarter of 2003 from the same quarter last year. Excluding the effect of the Vista Merger, average total deposits for the third quarter of 2003 increased $98.2 million or 7% from the third quarter of 2002. The increase in average deposits in the third quarter of 2003 over the same quarter of 2002 excluding the impact of the Vista Merger was largely attributable to a $32.5 million or 12% growth in average demand deposits and a $121.9 million or 19% growth in average savings deposits, which includes NOW and money market accounts. Time deposits, excluding the impact of the Vista Merger, decreased $56.2 million or 10%. The Company increased its short-term borrowings by $129.6 million due to the aforementioned growth in average loans. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $86.7 million or 27% during the third quarter of 2003 from the prior year quarter. The increase in average other borrowings was principally due to the impact of Vista Merger and liability extensions made to reduce the liability sensitivity of the Bank and higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans.

Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

                                                                          Three Months Ended
                                                    -----------------------------------------------------------------
                                                         September 30, 2003                 September 30, 2002
                                                    -------------------------------   -------------------------------
                                                                 Interest   Average                Interest   Average
                                                      Average     Income/    Yield/     Average     Income/   Yield/
(Dollars in Thousands)                                Balance     Expense    Rate       Balance     Expense    Rate
                                                    ----------   --------   -------   ----------   --------   -------
Assets:
   Short-term investments                           $    1,249    $     3     0.92%   $   36,871    $   173     1.84%
   Securities available for sale: (1)(2)
      Taxable                                          644,283      7,093     4.40       534,264      8,223     6.16
      Non-taxable                                      131,823      2,091     6.34       116,306      1,914     6.58
   Securities held to maturity: (2)
      Taxable                                           35,452        338     3.81         7,964         78     3.91
      Non-taxable                                       25,215        386     6.12        39,274        540     5.50
                                                    ----------    -------     ----    ----------    -------     ----
         Total securities                              836,773      9,908     4.74       697,808     10,755     6.16
                                                    ----------    -------     ----    ----------    -------     ----

   Loans: (2)(3)
      Commercial                                       427,171      5,453     5.07       338,354      4,725     5.54
      Real estate - commercial                         465,743      7,746     6.60       418,455      7,845     7.34
      Real estate - residential                        586,086      7,740     5.28       310,881      5,086     6.54
      Consumer                                         463,825      6,889     5.89       340,304      5,932     6.92
                                                    ----------    -------     ----    ----------    -------     ----
         Total loans                                 1,942,825     27,828     5.69     1,407,994     23,588     6.63
                                                    ----------    -------     ----    ----------    -------     ----
         Total interest-earning assets               2,780,847     37,739     5.40     2,142,673     34,516     6.40
                                                    ----------    -------     ----    ----------    -------     ----
   Allowance for loan losses                           (22,534)                          (18,091)
   Cash and due from banks                              64,109                            56,341
   Intangible assets                                    96,465                            41,902
   Net unrealized gain - AFS                             4,893                            13,891
                                                    ----------                        ----------
   Other assets                                        168,406                           121,681
                                                    ----------                        ----------
      Total assets                                  $3,092,186                        $2,358,397
                                                    ==========                        ==========

Liabilities and stockholders' equity:
   Now accounts                                     $  283,930        201     0.28    $  198,720        366     0.73
   Money market accounts                               253,273        689     1.08       113,383        415     1.45
   Savings deposits                                    507,348        732     0.57       443,833      1,699     1.52
   Time deposits                                       767,184      5,060     2.62       659,897      6,012     3.61
                                                    ----------    -------     ----    ----------    -------     ----
      Total interest-bearing deposits                1,811,735      6,682     1.46     1,415,833      8,492     2.38
   Short-term borrowings                               192,925        538     1.11        63,302        277     1.74
   Other borrowed funds                                411,525      4,051     3.92       324,789      4,423     5.42
                                                    ----------    -------     ----    ----------    -------     ----
      Total interest-bearing liabilities             2,416,185     11,271     1.85     1,803,924     13,192     2.90
                                                    ----------    -------     ----    ----------    -------     ----

   Non-interest-bearing liabilities                    386,886                           309,464
   Other liabilities                                    25,970                            38,446
   Stockholders' equity                                263,145                           206,563
                                                    ----------                        ----------
      Total liabilities and stockholders' equity    $3,092,186                        $2,358,397
                                                    ==========                        ==========

Net interest income (tax-equivalent basis)                         26,468                            21,324
Less: Tax-equivalent adjustment                                     1,084                               891
                                                                  -------                           -------
Net interest income                                               $25,384                           $20,433
                                                                  =======                           =======
Net interest spread                                                           3.55                              3.50
Effect of net non-interest-bearing funds                                      0.25                              0.47
                                                                              ----                              ----
Net interest margin (4)                                                       3.80%                             3.97%
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

          The loan loss provision amounted to $1.7 million in the third quarter of 2003, representing a $0.7 million increase from the same quarter of 2002 provision of $1.0 million. This increase was due primarily to the growth experienced in residential, commercial and consumer loans.

Non-Interest Income

          Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below (in thousands).

                                              Three Months Ended
                                                 September 30,     2003 Over (Under) 2002
                                              ------------------   ----------------------
                                                 2003     2002        Amount   Percent
                                                ------   ------       ------   -------
Trust income                                    $1,398   $1,362       $   36      2.6%
Service charges on deposit accounts              2,109    1,183          926     78.3
Other service charges, commissions and fees      1,009      763          246     32.2
Net gains from securities transactions           1,106      134          972    725.4
Income on life insurance                           948    1,150         (202)   (17.6)
Other income                                     1,463      732          731     99.9
                                                ------   ------       ------
   Total non-interest income                    $8,033   $5,324       $2,709     50.9%
                                                ======   ======       ======    =====

          Non-interest income amounted to $8.0 million in the third quarter of 2003, an increase of 51% from the $5.3 million earned in the prior year quarter. This increase was due primarily to the realization of $1.1 million in gains on securities transactions in the third quarter of 2003 resulting from the sale of certain equity securities. Additionally, increased deposit services fee income, higher gains on the sale of residential mortgage and SBA loans and the effect of the Vista Merger also helped contribute to the rise in non-interest income.

Non-Interest Expense

          The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses (in thousands):

                                                      Three Months Ended
                                                         September 30,     2003 Over (Under) 2002
                                                      ------------------   ----------------------
                                                        2003     2002         Amount   Percent
                                                      -------   -------      -------   -------
Salaries, wages and employee benefits                 $10,298   $ 8,493      $ 1,805     21.3%
Occupancy expense, net                                  2,148     1,598          550     34.4
Furniture and equipment expense                         1,284     1,232           52      4.2
Data processing expense                                 1,066     1,310         (244)   (18.6)
Amortization of intangible assets                         778       494          284     57.5
Merger related charges                                  6,824     1,068        5,756    539.0
Other expenses:
   Legal and other professional service expense         1,003       799          204     25.5
   Marketing and shareholder communications expense       893       629          264     42.0
   Telecommunication expense                              389       414          (25)    (6.0)
   Loan origination/collection expense                    581       366          215     58.7
   Credit card expense                                     --        29          (29)  (100.0)
   All other                                            2,749     1,218        1,531    125.7
                                                      -------   -------      -------
   Total other expenses                                 5,615     3,455        2,160     62.5
                                                      -------   -------      -------
      Total non-interest expense                      $28,013   $17,650      $10,363     58.7%
                                                      =======   =======      =======   ======

          Non-interest expense amounted to $28 million in the third quarter of 2003, an increase of $10.4 million or 59% over the $17.7 million incurred in the same quarter of 2002. The increase over the third quarter of 2002 was primarily due to the recognition of $6.8 million in merger related expenses incurred in connection with the pending merger with PNC, the impact of the Vista Merger, higher pension and healthcare costs and the recognition of $0.9 million in interest penalties on the prepayment of certain long-term FHLB borrowings. Partly offsetting these expense increases were declines in data processing expense related to the in-house processing of checks and lower credit card expense resulting from the sale of this portfolio. In addition, the Company incurred $1.1 million in integration costs in the third quarter of 2002 related to the Vista Merger.

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

Income Taxes

          The provision for income taxes amounted to $0.5 million in the third quarter of 2003 compared to $1.4 million recognized in the third quarter of 2002. The decrease in the income tax provision was due to a reduction in income before provision for income taxes. The decline in the effective tax rate from 20% in 2002 to 14% in 2003 was largely due to an increase in the proportion of tax-exempt income to income before provision for income taxes.

                     LINES OF BUSINESS - SEGMENT REPORTING

          For management purposes, the Company is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information for the lines of business is presented in "Note 8. Lines of Business - Segment Reporting" of this report.

          Line of business information is based on accounting practices that conform to and support the current management structure, and is not necessarily comparable with similar information for any other financial institution.

          Net income (loss) before taxes includes revenues and expenses directly associated with each line, plus allocations of certain indirect revenues and expenses. Centrally provided corporate services and general overhead are allocated in proportion to the contribution of each business line to consolidated pretax income prior to the inclusion of these costs. A matched maturity funds transfer method is employed to assign a cost of funds to the earning assets of each business line, as well as to assign an earnings credit to the liabilities of each business line. The provision for loan losses is allocated based on the historical net charge-off ratio for each line of business.

Retail Banking

          Retail Banking meets the needs of individuals and small businesses. This segment includes loans secured by one-to-four family residential properties, construction financing, loans to individuals for household, family and other personal expenditures, and lease financing. In addition, this segment includes the branch network. Income before taxes for this segment, in the third quarter of 2003, increased $2.5 million from the third quarter of 2002 due to increases of $5.9 million in net interest income and $1.7 million in non-interest income. This was offset by increases in non-interest expense of $3.7 million and the allocation of the provision for loan losses of $1.4 million. The higher net interest income was primarily related to increased average residential mortgage and consumer loans and wider-spread average core deposits when compared to the third quarter of 2002. Increased deposit services fee income and the effect of the Vista Merger contributed to the rise in non-interest income. The increase in non-interest expense was mainly due to the Vista Merger, and the increase in the loan loss provision was due primarily to the Vista Merger and increased loan volume.

Commercial Banking

          Commercial Banking provides term loans, demand secured loans, Small Business Administration ("SBA") financing, floor plan loans and financing for commercial and construction lending and commercial credit to middle-market businesses. It also includes the operations of United Commercial Capital Group, which provides non-traditional real estate and commercial financings. Pretax results for the third quarter of 2003 increased $0.5 million from the third quarter of 2002 primarily due to an increase in tax-equivalent net interest income of $0.3 million and a $0.7 million decrease in the loan loss provision allocation. The increase in tax-equivalent net interest income in the third quarter of 2003 was due to increased average commercial and real estate construction loans, and the decrease in the loan loss provision for the current quarter was related primarily to the continued improvement in asset quality. In addition, non-interest expense increased $0.6 million due to the Vista Merger.

Investments

          The Investments segment is comprised of the Company's securities portfolio, which includes U.S. Treasury and Federal Agency securities, tax-exempt securities, mortgage-backed securities, corporate debt securities, equity securities and short-term investments. Pretax income for the third quarter of 2003 decreased $0.4 million from the third quarter of 2002 due to a $0.7 million decrease in tax-equivalent net interest income and an increase in non-interest expense of $0.3 million. This was offset by a $0.8 million increase in non-interest income due to securities gains. The decrease in tax-equivalent net interest income was largely due to narrower spreads on mortgage-backed securities, and the increase in non-interest expense was due to a larger allocation of corporate overhead.

Trust and Investment Services

          The Trust and Investment Services segment derives revenue in the form of fees generated for the services provided. The major sources of fee income are generated from a full range of fiduciary services, ranging from mutual funds to personal trust, investment advice and employee benefits plans. Also included are fees generated from the financial services area, which provides uninsured financial products, including the sale of annuities, insurance and mutual funds. In the third quarter of 2003, income before taxes for this segment increased $0.1 million from the third quarter of 2002 due to an increase in fees for trust services.

All Other

          The All Other segment primarily includes the impact of stockholders' equity and the allowance for loan losses, as well as funds transfer-pricing offsets. Additionally, certain revenues and expenses that are not considered allocable to a line of business are reflected in this segment. Net loss before taxes in the third quarter of 2003 for this segment increased $6.1 million when compared to the third quarter of 2002. This was due primarily to the recognition of $6.8 million in merger related expenses incurred in connection with the pending merger with PNC.

          The following table shows the percentage contribution of the various lines of business to consolidated income before taxes:

                                Three Months Ended
                                   September 30,
                                ------------------
                                  2003      2002
                                 ------    ------
Retail banking                    208.8%    74.8%
Commercial banking                 52.1     19.6
Investments                        21.5     16.7
Trust and investment services      11.8      4.5
All other                        (194.2)   (15.6)
                                 ------    -----
Total consolidated                100.0%   100.0%
                                 ======    =====

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Earnings Summary

          Basic and diluted net income per common share were both negatively impacted by the recognition of merger related charges in all periods presented. In 2003, the Company recognized merger related charges associated with the pending merger with PNC, while in 2002 the merger related charges were associated with the Vista acquisition.

                                                          Nine Months Ended
                                                            September 30,
(In thousands, except per share data)                     -----------------
                                                            2003      2002
                                                          -------   -------
Net income, GAAP basis                                    $18,402   $12,679
Adjustment for merger charges, net of tax                   4,612     1,093
                                                          -------   -------
Net income, adjusted                                      $23,014   $13,772
                                                          =======   =======
Basic weighted average common shares outstanding           18,888    15,343
Plus: dilutive stock options and awards                       203       133
                                                          -------   -------
Diluted weighted average common shares outstanding         19,091    15,476
                                                          =======   =======
Net income per common share, adjusted (non-GAAP basis):
   Basic                                                  $  1.22   $  0.90
   Diluted                                                $  1.21   $  0.89
                                                          =======   =======

          The above adjustments to net income were made to reflect core operating earnings, in an effort to present a better picture of the Company's continuing operations.

          The Company reported net income for the nine months ended September 30, 2003 of $18.4 million, up 45% from the $12.7 million earned in the same period of the prior year. Diluted per share earnings were $0.96 in the nine months ended September 30, 2003, up 17% over the $0.82 recorded for the nine months ended September 30, 2002. The increase in earnings per share over the prior year period resulted primarily from a decreased loan loss provision compared to the prior year period, an increase in gains on securities transactions and the impact of the Vista Merger partially offset by an increase in merger related charges. The substantial decrease in the loan loss provision for the current year period was related primarily to one large credit that was placed on non-accrual in the second quarter of 2002 and the continued improvement in asset quality. In the second quarter of 2002, the Company recorded a $2.8 million charge-off on a $5.3 million loan participation to Suprema Specialties, a company that declared bankruptcy during the first quarter of 2002, and recorded a $2.4 million charge-off related to a loan to an insurance premium financing company that was placed on non-accrual during the second quarter of 2002. The gains on securities transactions largely resulted from the sale of mortgage-backed securities to take advantage of current market conditions and the opportunity to reinvest the proceeds, expecting that otherwise these securities would have been prepaid in the near term at par value. During September 2003, the Company incurred $6.8 million in merger related charges in connection with the pending PNC merger as compared to $1.8 million in merger charges associated with the Vista acquisition incurred in 2002.

          Adjusting the nine months net income in both 2003 and 2002 for after-tax merger charges, net income amounted to $23.0 million for the nine months ended September 30, 2003, an increase of $9.2 million or 67% from the adjusted net income of $13.7 million in same period of 2002. Adjusted net income per diluted share was $1.21 in the nine months ended September 30, 2003 compared to $0.89 in the same period of the prior year, representing a 36% increase.

          The return on average assets was 0.82% and 0.80% for the nine months ended September 30, 2003 and 2002, respectively, while the return on average stockholders' equity was 9.24% and 9.76% for the nine months ended September 30, 2003 and 2002, respectively. Both the returns on average assets and on average stockholders' equity were adversely affected by the recognition of $4.6 million in after-tax merger charges in the third quarter of 2003 and $0.6 million in after-tax merger charges in the third quarter of 2002. If the effect of these merger charges after taxes is excluded, the adjusted return on average assets would be 1.03% and 0.87% for the nine months ended September 30, 2003 and 2002, respectively, while the return on average stockholders' equity would be 11.55% and 10.61% for the nine months ended September 30, 2003 and 2002, respectively.

Net Interest Income

          A summary of net interest income on a tax-equivalent basis for the nine months ended September 30, 2003 and 2002 is presented in the following table (in thousands):

                                         Nine Months Ended
                                            September 30,     2003 Over (Under) 2002
                                         ------------------   ----------------------
                                           2003      2002         Amount   Percent
                                         --------   -------      -------   -------
Interest income (tax-equivalent basis)   $114,705   $95,647      $19,058    19.93%
Interest expense                           37,264    36,844          420     1.14
                                         --------   -------      -------
   Net interest income                     77,441    58,803       18,638    31.70
   Tax-equivalent adjustment               (3,255)   (2,502)        (753)   30.10
                                         --------   -------      -------
   Net interest income                   $ 74,186   $56,301      $17,885    31.77%
                                         ========   =======      =======    =====

          For the 2003 period, tax-equivalent net interest income increased 32% to $77.4 million from $58.8 million in the prior year period. This growth was primarily due to the impact of the Vista Merger, growth in residential mortgage and consumer loans and investment securities. A 17 basis-point narrowing in the net interest margin during the first nine months of this year from the same period of last year partially offset the favorable effect of the increase in average interest-earning assets.

          The net interest margin narrowed by 17 basis points for the nine months ended September 30, 2003 to 3.86% from 4.03% in the prior year period, despite a five basis-point widening in the net interest spread during these periods. The favorable effect of the improvement in spread was offset by a reduced contribution of net non-interest-bearing funds resulting from the lower 2003 interest rate environment and a decline in the proportion of net non-interest-bearing funds to total sources of funds resulting from the Vista Merger. The average rate earned on interest-earning assets declined 82 basis-points to 5.72% while the average rate paid on interest-bearing liabilities declined 87 basis points to 2.14%.

          Average interest-earning assets grew $729.6 million or 38% in the nine months ended September 30, 2003 compared to the same period of the prior year, as average loans, securities and short-term investments all increased. The decline in the average rate on interest-earning assets of 82 basis points was largely attributable to a sharp rise in prepayments on mortgage-related assets due to a 75 basis-point decline in the prime rate and in other short-term interest rates. Average loans increased $516.6 million or 40% during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the Vista Merger coupled with strong loan growth experienced during the second and third quarters of 2003. Average securities rose $209.0 million or 33% in the first nine months of 2003 from the same period of the prior year, which was also due to the Vista Merger. Average short-term investments increased $4.0 million to $17.2 million in the nine months ended September 30, 2003 from $13.1 million in the same period of 2002. Excluding the impact of the Vista Merger, average loans increased $157.4 million or 13% and average securities increased $50.4 million or 8%.

          Average deposits grew $665.7 million or 44% in the nine months ended September 30, 2003 from the same period last year. Average deposits for 2003 contained approximately $616.2 million in deposits resulting from the Vista Merger. Excluding the effect of the Vista Merger, average total deposits for the current period of 2003 increased $130.7 million or 9% from the same period of 2002. The increase in average deposits in the nine month period of 2003 over the prior year period excluding the impact of the Vista Merger was largely attributable to an $25.0 million or 9% growth in average demand deposits and a $123.6 million or 21% growth in average savings deposits, which includes NOW and money market accounts. Time deposits, excluding the impact of the Vista Merger, decreased $17.9 million or 3%. The Company increased its short-term borrowings by $39.1 million or 45% due to the effect of the Vista Merger as well as to the aforementioned growth in average loans and securities. Average other borrowings, which consist of debt having an original maturity of one year or more, increased $69.5 million or 22% during the nine months of 2003 from the same period last year. The increase in average other borrowings was principally due to the impact of the Vista Merger and liability extensions made to reduce the liability sensitivity of the Bank and higher amortizing advances from the Federal Home Loan Bank of New York that were used to match fund certain fixed-rate loans.

Average Consolidated Balance Sheet, Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

                                                                           Nine Months Ended
                                                   -----------------------------------------------------------------
                                                          September 30, 2003                September 30, 2002
                                                   -------------------------------   -------------------------------
                                                                Interest   Average                Interest   Average
                                                    Average     Income/     Yield/     Average     Income/   Yield/
(Dollars in Thousands)                              Balance     Expense      Rate      Balance     Expense    Rate
                                                   ----------   --------   -------   ----------   --------   -------
Assets:
   Short-term investments                          $   17,178   $    159     1.24%   $   13,125   $    183     1.84%
   Securities available for sale: (1)(2)
      Taxable                                         661,668     24,527     4.94       480,770     23,113     6.41
      Non-taxable                                     129,613      6,158     6.33       105,605      5,322     6.72
   Securities held to maturity: (2)
      Taxable                                          19,929        569     3.81         6,831        206     4.03
      Non-taxable                                      28,154      1,281     6.07        37,176      1,595     5.72
                                                   ----------   --------     ----    ----------   --------     ----
         Total securities                             839,364     32,535     5.17       630,382     30,236     6.40
                                                   ----------   --------     ----    ----------   --------     ----

   Loans: (2)(3)
      Commercial                                      390,613     15,470     5.29       325,626     13,469     5.53
      Real estate - commercial                        466,781     23,995     6.87       378,441     21,074     7.34
      Real estate - residential                       532,046     22,420     5.62       282,827     13,912     6.56
      Consumer                                        429,150     20,126     6.27       315,118     16,773     7.12
                                                   ----------   --------     ----    ----------   --------     ----
         Total loans                                1,818,590     82,011     6.02     1,302,012     65,228     6.66
                                                   ----------   --------     ----    ----------   --------     ----
         Total interest-earning assets              2,675,132    114,705     5.72     1,945,519     95,647     6.54
                                                   ----------   --------     ----    ----------   --------     ----
   Allowance for loan losses                          (21,771)                          (15,741)
   Cash and due from banks                             65,402                            48,693
   Intangible assets                                   97,260                            17,345
   Net unrealized gain - AFS                           13,078                             7,375
                                                   ----------                        ----------
   Other assets                                       164,716                           122,908
                                                   ----------                        ----------
      Total assets                                 $2,993,817                        $2,126,099
                                                   ==========                        ==========

Liabilities and stockholders' equity:
   Now accounts                                    $  282,221        826     0.39    $  170,842        942     0.74
   Money market accounts                              204,996      1,740     1.13        89,140        785     1.18
   Savings deposits                                   507,554      2,962     0.78       373,502      3,825     1.37
   Time deposits                                      818,057     18,016     2.94       602,710     16,900     3.75
                                                   ----------   --------     ----    ----------   --------     ----
      Total interest-bearing deposits               1,812,828     23,544     1.73     1,236,194     22,452     2.43
   Short-term borrowings                              126,898      1,116     1.18        87,815      1,275     1.94
   Other borrowed funds                               382,028     12,604     4.40       312,525     13,117     5.61
                                                   ----------   --------     ----    ----------   --------     ----
      Total interest-bearing liabilities            2,321,754     37,264     2.14     1,636,534     36,844     3.01
                                                   ----------   --------     ----    ----------   --------     ----

   Non-interest-bearing liabilities                   375,626                           286,567
   Other liabilities                                   30,132                            29,397
   Stockholders' equity                               266,305                           173,601
                                                   ----------                        ----------
      Total liabilities and stockholders' equity   $2,993,817                        $2,126,099
                                                   ==========                        ==========
Net interest income (tax-equivalent basis)                        77,441                            58,803
Tax-equivalent adjustment                                         (3,255)                           (2,502)
                                                                --------                          --------
Net interest income                                             $ 74,186                          $ 56,301
                                                                ========                          ========
Net interest spread                                                          3.58                              3.53
Effect of net non-interest-bearing funds                                     0.28                              0.50
                                                                             ----                              ----
Net interest margin (4)                                                      3.86%                             4.03%
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

          The loan loss provision amounted to $4.8 million in the nine months ended September 30, 2003, representing a $5.2 million decrease from the same period of 2002. The substantial decrease in the loan loss provision for the nine months was related primarily to two credits that were placed on non-accrual in the first and second quarters of 2002 and the continued improvement in asset quality.

Non-Interest Income

          Non-interest income has become an increasingly important source of revenue for the Company. The major components of non-interest income are presented below (in thousands).

                                                   Nine Months Ended
                                                      September 30,    2003 Over (Under) 2002
                                                   -----------------   ----------------------
                                                     2003      2002       Amount   Percent
                                                   -------   -------      ------   -------
Trust income                                       $ 4,525   $ 4,332      $  193       4.5%
Service charges on deposit accounts                  5,474     3,143       2,331      74.2
Other service charges, commissions and fees          3,203     2,542         661      26.0
Net gains from securities transactions               5,252       154       5,098        NM
Income on life insurance                             2,867     2,809          58       2.1
Dissolution of joint venture                            --     1,171      (1,171)   (100.0)
Gain on the disposition of credit card portfolio        --       920        (920)   (100.0)
Other income                                         2,777     1,929         848      44.0
                                                   -------   -------      ------
   Total non-interest income                       $24,098   $17,000      $7,098      41.8%
                                                   =======   =======      ======    ======

----------
NM - Not meaningful.

          Non-interest income increased 42% to $24.1 million for the nine months ended September 30, 2003 from the $17.0 million earned in the same period of 2002. The increase from the prior year period was attributable to the realization of $5.3 million in gains on securities transactions during the nine months ended September 30, 2003, higher service charges on deposit accounts, higher gains on the sale of residential mortgages and SBA loans and the impact of the Vista Merger, partly offset by a $1.2 million recovery on the dissolution of a joint venture in the first quarter of 2002 and the aforementioned gain recognized from the sale of the credit card portfolio in the second quarter of 2002. The Company sold $152 million in available for sale mortgage-backed securities during the nine months ended September 30, 2003 in an effort to realize gains and reinvest the proceeds, expecting that otherwise these securities would be prepaid in the near term at par value. Typically, such prepayments have an adverse effect on the yields on average loans and securities and, accordingly, on net interest income.

Non-Interest Expense

          The Company closely monitors non-interest expense growth. The following table presents an analysis of the major categories of non-interest expenses (in thousands):

                                                      Nine Months Ended
                                                        September 30,     2003 Over (Under) 2002
                                                      -----------------   ----------------------
                                                        2003      2002       Amount    Percent
                                                      -------   -------      -------   -------
Salaries, wages and employee benefits                 $31,642   $23,679      $ 7,963      33.6%
Occupancy expense, net                                  7,051     4,441        2,610      58.8
Furniture and equipment expense                         4,004     3,378          626      18.5
Data processing expense                                 2,992     3,889         (897)    (23.1)
Amortization of intangible assets                       2,359     1,235        1,124      91.0
Merger related charges                                  6,824     1,847        4,977     269.5
Other expenses:
   Legal and other professional service expense         3,042     2,502          540      21.6
   Marketing and shareholder communications expense     3,329     2,057        1,272      61.8
   Telecommunication expense                            1,300     1,062          238      22.4
   Loan origination/collection expense                  1,344       822          522      63.5
   Credit card expense                                     --       601         (601)   (100.0)
   All other                                            6,221     3,365        2,856      84.9
                                                      -------   -------      -------
   Total other expenses                                15,236    10,409        4,827      46.4
                                                      -------   -------      -------
      Total non-interest expense                      $70,108   $48,878      $21,230      43.4%
                                                      =======   =======      =======    ======

          Non-interest expense increased 43% to $70.1 million in the nine months ended September 30, 2003 over the $48.9 million incurred in the same period of 2002. The same factors noted in the comparison of the third quarter 2003 expenses to those of the same period in 2002 also contributed to the nine months expense variance, as well as increased snow removal/parking lot maintenance costs of $0.7 million, higher proxy solicitation expenses and costs relating to the settlement of a lawsuit, which amounted to $0.5 million.

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

Income Taxes

          The provision for income taxes amounted to $5.0 million in the nine months ended September 30, 2003 from the $1.8 million incurred in the same period of the prior year. The increase in the income tax provision was due to a 62% increase in income before provision for income taxes. The increase in the effective tax rate from 12% in 2002 to 21% in 2003 was largely due to a decline in the proportion of tax-exempt income to income before provision for income taxes.

                      LINES OF BUSINESS - SEGMENT REPORTING

          For management purposes, the Company is segmented into the following lines of business: Retail Banking, Commercial Banking, Investments, and Trust and Investment Services. Activities not included in these lines are reflected in All Other. Summary financial information for the lines of business is presented in "Note 8. Lines of Business - Segment Reporting" of this report.

          Line of business information is based on accounting practices that conform to and support the current management structure, and is not necessarily comparable with similar information for any other financial institution.

          Net income (loss) before taxes includes revenues and expenses directly associated with each line, plus allocations of certain indirect revenues and expenses. Centrally provided corporate services and general overhead are allocated in proportion to the contribution of each business line to consolidated pretax income prior to the inclusion of these costs. A matched maturity funds transfer method is employed to assign a cost of funds to the earning assets of each business line, as well as to a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on the historical net charge-off ratio for each line of business.

Retail Banking

          Net income before taxes for this segment in the nine months ended September 30, 2003 increased $11.9 million from the same period in 2002 due to increases of $23.5 million in net interest income and $2.1 million in non-interest income. This was offset by increases in non-interest expense of $11.3 million and an increase in the allocation of the provision for loan losses of $2.4 million. The higher net interest income was primarily related to increased average residential mortgage and consumer loans and wider-spread average core deposits when compared to the first nine months of 2002. The increase in non-interest income was due to higher service charges on deposit accounts and the Vista Merger, and the increase in non-interest expense was mainly due to the Vista Merger. The increase in the loan loss provision was due primarily to the Vista Merger and increased loan volume.

Commercial Banking

          Pretax results for the nine months ended September 30, 2003 increased $7.5 million from the same period in 2002 primarily due to a $7.6 million decrease in the loan loss provision allocation. The substantial decrease in the loan loss provision for the current year was related primarily to two credits that were placed on non-accrual in the first and second quarters of 2002 and the continued improvement in asset quality. Tax-equivalent net interest income increased $1.5 million in the nine months ended September 30, 2003 due to increased average commercial and real estate construction loans. In addition, non-interest expense increased $1.8 million due primarily to the Vista Merger.

Investments

          Pretax income for the nine months ended September 30, 2003 increased $2.0 million over the same period in 2002 due to a $0.5 million increase in tax-equivalent net interest income and a $5.3 million increase in non-interest income, offset by a $3.1 million increase in non-interest expense. The increase in tax-equivalent net interest income was largely due to a 32% growth in average investment securities partially offset by a narrower spread, while the increase in non-interest income was due to the realization of $5.3 million of investment securities gains. The increase in non-interest expense was due to a larger allocation of corporate overhead due to the increased pretax income.

Trust and Investment Services

          In the nine months ended September 30, 2003, income before taxes for this segment increased $0.3 million from the same period in 2002. Fees for trust services increased $0.6 million, which was offset by a $0.3 million increase in non-interest expense.

All Other

          Net loss before taxes in the nine months ended September 30, 2003 for this segment was $7.7 million as compared to net income before taxes of $5.1 million for the same period in 2002. This was due primarily to a $6.8 million decline in net interest income related to a higher funds credit assigned to non-maturity core deposits in Retail Banking in the first nine months of 2003 due to longer expected life of these deposits and lower relative funding costs charged on mortgage-related assets in the Retail Banking and Investments segments. In addition, non-interest income decreased $1.2 million from the first nine months of 2002 due to a $1.2 million recovery from the dissolution of the UFS joint venture recorded in 2002. Also, non-interest expense was $4.8 million higher in the nine months ended September 30, 2003 compared to the same period of 2002 due primarily to the recognition of $6.8 million in merger related expenses incurred in connection with the pending merger with PNC.

          The following table shows the percentage contribution of the various lines of business to consolidated income before taxes:

                                Nine Months Ended
                                  September 30,
                                -----------------
                                  2003      2002
                                -------   -------
Retail banking                    90.5%     63.9%
Commercial banking                19.0     (21.2)
Investments                       17.5      14.3
Trust and investment services      6.0       7.8
All other                        (33.0)     35.2
                                 -----     -----
Total consolidated               100.0%    100.0%
                                 =====     =====

FINANCIAL CONDITION

Loan Portfolio

          An analysis of loans outstanding, net of unearned income, is presented in the following table (in thousands):

                       September 30,   December 31,
                            2003           2002
                       -------------   ------------
Commercial mortgage      $  370,474     $  399,826
Residential mortgage        610,375        447,940
Construction                 75,080         81,808
Commercial                  434,259        339,635
Consumer                    495,243        395,860
                         ----------     ----------
   Total                 $1,985,431     $1,665,069
                         ==========     ==========

          At September 30, 2003, total loans increased $320.4 million or 19% from year-end 2002, which represents an annual growth rate of 26%, despite the sale of $42.0 million in residential loans. The Company achieved strong growth in residential, commercial and consumer loans, which increased $162.4 million, $94.6 million and $99.4 million, respectively. On an annualized basis, this represents growth of 48%, 37% and 33%, respectively. Activity in the commercial mortgage portfolio, which declined $29.2 million from year-end 2002, had been affected in part by the economic conditions in the New Jersey and Pennsylvania markets.

Asset Quality

          Lending policies are formulated by the Company's Senior Lending Officer and reviewed and approved by the Board of Directors of the Company and the Bank. Loan approval requirements are dictated by the policies for the respective loan areas of the Bank, which are based on, but not limited to, reputation of the customer, collateral securing the loan, capital, ability to repay, and current economic conditions. Individual approval limits for each of the Bank's loan officers have been reviewed and reset, as appropriate. However, authority for approval of credits between $1.5 million and $15 million, is still retained by the Bank's Management Loan Committee, consisting of the Bank's Chief Executive Officer, President, Chief Operating Officer and Senior Lending Officer, Executive Vice President Commercial and Consumer Lending, Executive Vice President Real Estate Lending, Senior Vice President and Commercial Real Estate Department Head, the Senior Credit Officer and on a revolving basis one of the three Commercial Loan Department Heads, as appropriate. Additionally, the Executive Committee of the Board of Directors of the Company and the Bank approve credit extensions exceeding $15 million.

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

Non-Performing Assets

          The Company defines non-performing assets as non-accrual loans, impaired loans, loans past due 90 days or more and still accruing, other real estate owned and other assets owned. At September 30, 2003, non-performing assets totaled $18.4 million or 0.58% of total assets compared to $16.3 million or 0.57% of total assets at December 31, 2002.

          Non-performing loans at September 30, 2003 were $16.9 million or 0.85% of total loans, compared to $15.7 million or 0.95% of total loans at December 31, 2002.

          At September 30, 2003, the Company's holdings in other real estate owned amounted to $1.5 million compared to $570,000 at December 31, 2002. Foreclosures will continue to result in assets migrating from non-performing loans to other real estate owned. It is the Company's intent to actively negotiate and dispose of these properties at fair market values, which are considered reasonable under the circumstances. In the nine months ended September 30, 2003, the Company recognized $52,000 in net recoveries relating to these properties compared to $62,000 in net costs during the same period of 2002. Other assets owned amounted to $56,000 at September 30, 2003 compared to $30,000 at December 31, 2002.

          The following table provides an analysis of non-performing assets as of the periods indicated (in thousands):

                                                                December 31,
                                     September 30,   ----------------------------------
                                         2003          2002     2001     2000     1999
                                     -------------   -------   ------   ------   ------
Non-accrual loans (1)                   $11,983      $14,029   $4,373   $5,619   $4,382
Loans past due 90 days or more (2)        4,874        1,720    2,064    1,118    3,732
                                        -------      -------   ------   ------   ------
   Total non-performing loans            16,857       15,749    6,437    6,737    8,114
Other real estate owned (OREO)(3)         1,463          570      127      165       56
Other assets owned (OAO)(4)                  56           30       64       28       53
                                        -------      -------   ------   ------   ------
   Non-performing assets                $18,376      $16,349   $6,628   $6,930   $8,223
                                        =======      =======   ======   ======   ======
Troubled debt restructurings            $    --      $    12   $   --   $   14   $   28
                                        =======      =======   ======   ======   ======

Non-performing loans as a % of:
   Loans                                   0.85%        0.95%    0.52%    0.52%    0.64%
   Total assets                            0.54         0.55     0.33     0.32     0.39

Non-performing assets as a % of:
   Loans, OREO and OAO                     0.92         0.98     0.54     0.54     0.65
   Total assets                            0.58         0.57     0.34     0.33     0.39

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

(4) Consists of assets, other than real estate acquired through repossession, forfeiture or abandonment.

Loan Loss Experience

          The following table presents an analysis of the allowance for loan losses, including charge-offs and recoveries for the periods indicated.

                                                                  December 31,
                                        September 30,   -------------------------------------
                                             2003         2002      2001      2000      1999
                                        -------------   -------   -------   -------   -------
Beginning balance                          $20,407      $12,478   $12,419   $10,386   $11,174
Charge-offs                                 (2,565)      (9,985)   (3,770)   (3,745)   (4,787)
Recoveries                                     384          640     1,068     1,048       967
                                           -------      -------   -------   -------   -------
Net charge-offs                             (2,181)      (9,345)   (2,702)   (2,697)   (3,820)
Provision for loan losses                    4,755       11,150     2,761     4,730     3,825
Addition related to vista merger                --        6,124        --        --        --
Reduction related to loan sale                  --           --        --        --      (793)
                                           -------      -------   -------   -------   -------
Ending balance                             $22,981      $20,407   $12,478   $12,419   $10,386
                                           =======      =======   =======   =======   =======

Net charge-offs as a % of
   Average loans                              0.16%(1)     0.67%     0.22%     0.21%     0.34%

Allowance for loans losses as a % of:
   Loans                                      1.16         1.23      1.01      0.96      0.82
   Non-performing loans                     136.33       129.58    193.85    184.34    128.00

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

          Currently, the Company's earnings simulation model employs a 400 basis point differential in rates (i.e., the difference between a rising rate projection and a declining rate projection) during the first year, in even monthly increments, with rates held constant in the second year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if the change in net interest income in the above interest rate scenario is within 10% of net interest income from the flat rate scenario in the first year and over a two-year timeframe. At September 30, 2003, the Company's income simulation model indicates an acceptable level of interest rate risk and is materially consistent with the year-end disclosure.

Liquidity and Funding

          Liquidity management involves the Company's ability to maintain prudent amounts of liquid assets in its portfolio in order to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Current and future liquidity needs are reviewed by ALCO to determine the appropriate asset/liability mix.

          The ALCO analysis includes an examination of the maturity and potential volatility characteristics of the Company's liabilities. Funding sources available to the Company include retail and commercial deposits, purchased liabilities and stockholders' equity. During 2002 and into 2003, the Company was able to reduce its reliance on short-term borrowings or other "purchased" funds to satisfy liquidity requirements through the growth in core deposits and the impact of the Vista Merger. Consequently, the sum of average large-denomination municipal certificates of deposit and average short-term borrowings for the nine months ended September 30, 2003 was $143.9 million or only 6.8% of average total assets.

          Additionally, asset liquidity is provided by short-term investments and the marketability of securities available for sale. Short-term investments averaged $17.2 million in the nine months ended September 30, 2003 while securities available for sale at market value averaged $804.4 million in the same period of 2003. The Company did not maintain any short-term investments at September 30, 2003, while securities available for sale at market value amounted to $820.1 million at September 30, 2003.

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

          The following table sets forth the market value of securities available for sale at September 30, 2003 and at December 31, 2002 (in thousands)

                                                        September 30,   December 31,
                                                             2003           2002
                                                        -------------   ------------
Debt Securities:
U.S. Treasury securities                                   $  8,034       $  3,174
Federal agency obligations                                   11,600         13,561
State and municipal securities                              136,210        134,629
Mortgage-backed securities                                  523,486        546,733
Corporate debt securities                                   110,204        106,603
                                                           --------       --------
   Total debt securities                                    789,534        804,700
                                                           --------       --------
Equity securities:
Marketable equity securities                                  1,816          4,259
Federal Reserve Bank and Federal Home Loan Bank Stock        28,768         19,017
                                                           --------       --------
   Total equity securities                                   30,584         23,276
                                                           --------       --------
   Total securities available for sale                     $820,118       $827,976
                                                           ========       ========

          The following table sets forth the amortized costs of securities held to maturity at September 30, 2003 and at December 31, 2002.

                                                        September 30,   December 31,
                                                             2003           2002
                                                        -------------   ------------
Debt Securities:
U.S. Treasury securities                                   $   999         $ 3,048
State and municipal securities                              25,796          39,134
Mortgage-backed securities                                  31,749             831
Corporate debt securities                                       --           1,997
Foreign government securities                                  225             250
                                                           -------         -------
   Total securities held to maturity                       $58,769         $45,260
                                                           =======         =======

          Asset liquidity is represented by the ease with which assets can be converted into cash. This liquidity is provided by marketable equity securities and debt securities with maturity dates, assuming prepayments, of one year or less, which totaled $294.3 million at September 30, 2003. Included within this figure are marketable equity securities amounting to $1.0 million. Debt securities consist primarily of U.S. Treasury securities, Federal agency obligations, mortgage-backed securities and state and municipal securities. All securities held by the Company are believed to be readily marketable. As of September 30, 2003, debt securities scheduled to mature within one year based upon estimated cash flows, amounted to $293.3 million and represented 37% of the total debt securities portfolio. Approximately 82% of the entire debt portfolio is projected to mature or reprice within five years, based upon estimated cash flows. There was no security issue held which represented more than 10% of the Company's stockholders' equity. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

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

          At September 30, 2003, total stockholders' equity was $262.0 million, a decrease of $2.7 million from year-end 2002. During the nine months ended September 30, 2003, the Company generated net retained earnings of $7.1 million. These increases were partially offset by a reduction of $6.4 million resulting from the Company's purchases under its stock repurchase program of 242,000 shares to be held in Treasury at an average price of $26.31 per share and a decline of $5.6 million in the market value of the Company's available for sale securities portfolio from December 31, 2002 to September 30, 2003.

          The following reflects the Company's capital ratios as of September 30, 2003 and December 31, 2002 in accordance with current regulatory guidelines (dollars in thousands):

                                            September 30, 2003   December 31, 2002
                                            ------------------   -----------------
                                              Amount    Ratio     Amount    Ratio
                                             --------   -----    --------   -----
Risk-Based Capital Ratios:
Tier I Capital
   Actual                                    $212,981    9.54%   $208,429   10.34%
   Regulatory Minimum Requirement              89,307    4.00      80,602    4.00
   For Classification as Well Capitalized     133,960    6.00     120,903    6.00
Combined Tier I and Tier II Capital
   Actual                                     235,962   10.57     228,836   11.36
   Regulatory Minimum Requirement             178,614    8.00     161,204    8.00
   For Classification as Well Capitalized     223,267   10.00     201,505   10.00
Leverage Ratio:
   Actual                                     212,981    7.07     208,429    7.40
   Regulatory Minimum Requirement             120,512    4.00     112,603    4.00
   For Classification as Well Capitalized     150,640    5.00     140,754    5.00

          The Company's risk based capital ratios (Tier I Capital and Combined Tier I and Tier II Capital) and Tier I leverage ratio continue to exceed the minimum requirements set forth by the Company's regulators to be considered well capitalized.

Common Stock and Dividends

          The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Stock Market. The market price of its common shares increased during the nine months ended September 30, 2003 reaching a high of $33.77 near the end of the third quarter. The Company's Common Stock price was $33.21 at September 30, 2003, compared to $23.05 at December 31, 2002. Book value per common share was $13.90 per share at September 30, 2003. The Company's per share market price to book value was 239% from 165% at the end of 2002.

          The Company has paid cash dividends for 61 consecutive quarters since it commenced operations in 1988. While the Company presently expects to continue to pay dividends, no assurance can be given that dividends will be paid in the future since the declaration and payment of such dividends will be based on a number of factors considered by the Board of Directors, including current and prospective earnings, anticipated asset growth, the Company's capital position and the economic outlook. Future dividends will also depend on, among other things, the earnings and financial condition of the Bank, its need for funds and applicable governmental policies and regulations. Any deferral of payments due to the trust preferred securities would prevent the Company from paying dividends until the deferred amounts are paid. Pending completion of the merger with PNC and subject to certain exceptions, including the reasonable consent of PNC, the Company agreed, and agreed to cause any of its subsidiaries, to refrain from declaring or paying any dividends or distributing on any shares of its stock, except for cash dividends on (1) the Company's Common Stock at a regular quarterly rate not to exceed $0.20 per share and (2) certain other Company securities.

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit List

     (1(b)) Agreement and Plan of Merger dated August 21, 2003 among the Registrant, the PNC Financial Services Group, Inc. and PNC Bancorp Inc.*

     (3)       By-laws of the Company, as amended through August 21, 2003.

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

----------
     * Incorporated by Reference to the Registrant's Current Report on Form 8-K filed September 4, 2003

     Reports on Form 8-K

                    A Form 8-K was filed on July 16, 2003, under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure." The Company's press release dated July 16, 2003, United National Bancorp Reports Increased Second Quarter Earnings.

                    A Form 8-K was filed on September 4, 2003, under Item 1(b) "Changes of Control of Registrant", Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure." The Company's press release dated August 21, 2003, PNC Financial Services Group and United National Bancorp Announces the Definitive Agreement for PNC Financial Services Group to Acquire United National Bancorp.

                    A Form 8-K was filed on September 18, 2003, under Item 5 "Other Information." The Company's press release dated September 17, 2003, United National Bancorp Declares Cash Dividend.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 UNITED NATIONAL BANCORP
                                 (Registrant)


Dated: November 13, 2003         By: /s/ Thomas C. Gregor
                                     -------------------------------------------
                                 Thomas C. Gregor
                                 Chairman, President and CEO


Dated: November 13, 2003         By: /s/ Alfred J. Soles
                                     -------------------------------------------
                                 Alfred J. Soles
                                 Senior Vice President & Chief Financial Officer
                                 (Principal Financial Officer)